Form 10QSB
period 1999-06-30
ICY SPLASH FOOD & BEVERAGE INC
filed 1999-10-12
CIK 1070906

U.S. Securities and Exchange Commission
                             Washington, D. C. 20549

                    ----------------------------------------

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                               ------------------

                         Commission file number 0-26155

                        ICY SPLASH FOOD & BEVERAGE, INC.
        (Exact name of small business issuer as specified in its charter)


            New York                                         11-3329510
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

                          9-15 166th Street, Suite 5-B
                           Whitestone, New York 11357
                    (Address of principal executive offices)


                                 (718) 746-3585
                           (Issuer's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [_]       No [X]



          The number of shares outstanding of the issuer's common stock as of September 30, 1999 was 6,600,000

                                      INDEX

PART I            FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                   a)       Balance Sheets as of June 30, 1999
                            and December 31, 1998..............................3

                   b)       Statements of Operations for the
                            Three and Six Months Ended
                            June 30, 1999 and 1998.............................4

                   c)       Statements of Cash Flows for the
                            Six Months Ended June 30, 1999
                            and 1998...........................................5

                   d)       Notes to Financial Statements................6 to 11


         ITEM 2.   MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION
                   AND RESULT OF OPERATIONS...................................12




PART II           OTHER INFORMATION

         ITEM 1.   LEGAL PROCEEDINGS..........................................14

         ITEM 6.   EXHIBITS AND REPORTS
                   ON FORM 8-K................................................14

                   a)       EXHIBITS..........................................14

                   b)       REPORTS ON FORM 8-K...............................14

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       ICY SPLASH FOOD AND BEVERAGE, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                   - ASSETS -
                                                                     June 30,    December 31,
                                                                        1999         1998
                                                                      ---------    ---------
CURRENT ASSETS:
     Cash                                                             $   1,494    $  20,314
     Accounts receivable, net of allowance for doubtful accounts of
       $6,108 and $4,163 for June 30 and December 31, respectively      106,624       69,833
     Notes receivable (Note 3)                                           13,329       34,610
     Inventory (Note 2d)                                                104,700       60,881
     Prepaid expenses                                                     3,000        3,000
                                                                      ---------    ---------

TOTAL CURRENT ASSETS                                                    229,147      188,638
                                                                      ---------    ---------

FIXED ASSETS (Note 2c):
     Warehouse equipment                                                  5,000        5,000
     Office equipment                                                    12,279        9,394
                                                                      ---------    ---------
                                                                         17,279       14,394
     Less: accumulated depreciation                                       6,173        4,673
                                                                      ---------    ---------
                                                                         11,106        9,721
                                                                      ---------    ---------

                                                                      $ 240,253    $ 198,359
                                                                      =========    =========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Notes payable (Note 4)                                           $  65,000    $  65,000
     Accounts payable                                                    58,868       53,900
     Accrued expenses and other current liabilities                      17,727       15,537
     Income taxes payable                                                   454          454
                                                                      ---------    ---------

TOTAL CURRENT LIABILITIES                                               142,049      134,891
                                                                      ---------    ---------

LONG-TERM LIABILITIES
     Shareholders' loans                                                 13,000         --
                                                                      ---------    ---------

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Note 6):
     Preferred stock, $.001 par value, 1,000,000 shares authorized,
       zero shares issued and outstanding for 1999 and 1998                --           --
     Common stock, $.001 par value, 50,000,000 shares authorized,
       6,600,000shares issued and outstanding                             6,600        6,600
     Additional paid-in capital                                         158,456      174,587
     Accumulated deficit                                                (79,852)    (117,719)
                                                                      ---------    ---------
                                                                         85,204       63,468
                                                                      ---------    ---------
                                                                      $ 240,253    $ 198,359
                                                                      =========    =========


   The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             Three Months               Six Months
                                                            Ended June 30,           Ended June 30,
                                                          1999         1998         1999         1998
                                                        ---------    ---------    ---------    ---------
NET SALES (Note 5)                                      $ 206,205    $ 149,904    $ 315,014    $ 181,896

COST OF SALES                                             127,738       87,007      209,237      106,133
                                                        ---------    ---------    ---------    ---------

GROSS PROFIT                                               78,467       62,897      105,777       75,763
                                                        ---------    ---------    ---------    ---------

OPERATING EXPENSES (Note 5):
     Selling expenses - Schedule 1                         25,554       22,476       35,459       27,512
     General and administrative expenses - Schedule 2      19,660       16,106       28,521       25,850
                                                        ---------    ---------    ---------    ---------
                                                           45,214       38,582       63,980       53,362
                                                        ---------    ---------    ---------    ---------

INCOME FROM OPERATIONS                                     33,253       24,315       41,797       22,401

OTHER INCOME (EXPENSES):
     Interest expense                                      (1,625)         (19)      (3,250)         (19)
                                                        ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE TAXES                                 31,628       24,296       38,547       22,382

     Provision for income taxes (Note 2f)                    --           --            680          712
                                                        ---------    ---------    ---------    ---------

NET INCOME                                              $  31,628    $  24,296    $  37,867    $  21,670
                                                        =========    =========    =========    =========

EARNINGS (LOSS) PER SHARE (Note 2k):

     Basic                                              $    --      $    --      $    0.01    $    --
                                                        =========    =========    =========    =========
     Diluted                                            $    --      $    --      $    0.01    $    --
                                                        =========    =========    =========    =========



    The accompanying notes are an integral part of these financial statements

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
                                                                    1999        1998
                                                                  --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net profit (loss)                                            $ 37,867    $ 21,670
     Adjustments to reconcile net income to net cash
       used in operating activities:
       Depreciation                                                  1,500       1,100
       Provision for bad debts                                       8,445      10,070
     Changes in assets and liabilities:
     Increase in accounts receivable                               (38,736)    (57,944)
     Increase in inventories                                       (43,819)    (16,500)
     Increase in accounts payable                                    4,968      15,372
     Decrease in accrued expenses and other current liabilities     (4,310)     (6,066)
                                                                  --------    --------
       Net cash provided by operating activities                   (34,085)    (32,298)
                                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                       (2,885)     (2,691)
     Increase in note receivable                                      --       (30,860)
     Repayments of note receivable                                  21,281        --
                                                                  --------    --------
       Net cash provided (used) in investing activities             18,396     (33,551)
                                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                       --        13,700
     Proceeds from short-term debt                                  65,000        --
     Repayments of short-term debt                                 (65,000)       --
     Net cost from issuance of common stock                        (16,131)    (32,703)
     Proceeds from shareholder loans                                13,000      87,402
     Deferred offering costs                                          --        27,287
                                                                  --------    --------
       Net cash provided (used) by financing activities             (3,131)     95,686
                                                                  --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (18,820)     29,837

     Cash and cash equivalents, at beginning of period              20,314        --
                                                                  --------    --------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                       $  1,494    $ 29,837
                                                                  ========    ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash during the period for:
       Income taxes paid                                          $   --      $    680
       Interest paid                                              $   --      $   --


   The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - NATURE OF BUSINESS:

          Icy Splash Food and Beverage, Inc. (the "Company") is the producer and distributor of an all natural, fruit flavored, clear and colored, carbonated, refreshing soft drink. The product line is currently supplied in a variety of flavors to supermarkets, grocery stores and convenience stores in the tri-state area. The Company was incorporated in the State of New York on June 17, 1996.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          The Company's accounting policies are in accordance with generally accepted accounting principles. Outlined below are those policies considered particularly significant.

     (a)  Use of Estimates:

          In preparing financial statements in accordance with generally accepted accounting principles, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from these estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

     (b) Concentration of Credit Risk/Fair Value:

          Financial   instruments  that  potentially   subject  the  Company  to
          concentrations of credit risk consist principally of cash.

          The Company, from time-to-time, may maintain cash balances which exceed the federal depository insurance coverage limit. The Company performs periodic reviews of the relative credit rating of its bank to lower its risk.

          The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these items.

     (c)  Fixed Assets and Depreciation:

          Fixed assets are reflected at cost. Depreciation and amortization are provided on a straight-line basis over the following useful lives:

                       Warehouse equipment                        5 years
                       Office equipment                           5 years

          Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     (d)  Inventories:

          Inventories are stated at the lower of cost or market (first-in first-out method) and consist of only raw materials.

          Inventory consists of the following:

                                                       June 30,   December 31,
                                                         1999        1998
                                                        --------   --------
     Finished product                                   $   --     $   --
     Flavoring , bottles and packaging materials         104,700     60,881
                                                        --------   --------
                                                        $104,700   $ 60,881
                                                        ========   ========

     (e)  Deferred Offering Costs:

          Deferred offering costs were incurred by the Company in conjunction with a private placement offering (see Note 6). Although the exercise of warrants has not been completed these costs were charged against additional paid-in capital upon the completion of the offering.

     (f)  Income Taxes:

          The Company utilizes Financial Accounting Standard Board Statement No. 109, "Accounting for Income Taxes"("SFAS 109"), which requires the use of the asset and liability approach of providing for income taxes. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          The Company has a net operating loss carryforward as of its year end, December 31, 1998, of approximately $100,000 which may be applied against future taxable income, and which expires in the year 2012. Since there is no assurance that the Company will generate future taxable income to utilize the deferred tax asset resulting from the net operating loss carryforward, the Company has not recognized this asset.

     (g)  Statements of Cash Flows:

          For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     (h)  Comprehensive Income:

          In June 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income"("SFAS 130"), which prescribes standards for reporting comprehensive income and its components. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Since the Company currently does not have any items of comprehensive income, a statement

     (i)  Advertising Costs:

          Advertising costs, which are included in selling expenses, are expensed as incurred. For six months ended June 30, 1999 and 1998 advertising costs, including promotion, aggregated $14,845 and $19,002, respectively.

     (j)  Revenue Recognition:

          The Company recognizes operating revenue upon shipment of goods to customer.

     (k)  Earnings Per Share

          The Company has adopted Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("SFAS 128"), which has changed the method for calculating earnings per share. SFAS 128 requires the presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding and for diluted earnings per share also common equivalent shares outstanding.

          The following average shares were used for the computation of basic and diluted earnings per share:


               Six months ended June 30,       1999            1998
                                            ---------        ---------
               Basic                        6,600,000        6,334,144
               Diluted                      7,550,000        6,779,017

     (l)  Stock Based Compensation

          SFAS No. 123 "Accounting For Stock Based Compensation" requires the Company to either record compensation expense or to provide additional disclosure with respect to stock awards and stock option grants made after December 31, 1994. The accompanying notes to financial statements include the disclosure required by SFAS No. 123.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 3 - NOTES RECEIVABLE:

          At June 30, 1999 and December 31, 1998 the Company was owed $1,485 and $15,565, respectively, from a vendor who is a co-packer of the Company's products. The vendor had agreed to pay back the loan by providing services equal to $1,500 a month for 12 months beginning June 1, 1998. At June 30, 1998, the co-packer had not provided services to make payments. At June 30, 1999 the co-packer has provided services and made payments. Management believes the remaining balance at June 30, 1999 is fully collectible.

          At June 30, 1999 and December 13, 1998 the company was owed $24,844 and $25,544, respectively, by a customer (distributor) for the Company's products. The customer has agreed to pay at least $1,000 a month beginning August 15, 1998, with no interest if the entire balance is paid by June 1999 and 1.1% interest per month on the unpaid balance thereafter. At June 30, 1999, the customer had paid approximately five of eleven payments due. A new agreement with the customer for brokerage services should accelerate the payments by providing services for payments. Although Management is confident the balance due will ultimately be paid, a collection allowance of $13,000 has been recorded against this note.

NOTE 4 - NOTE PAYABLE:

          On June 30, 1999, the Company received a bank loan aggregating $65,000 with an annual interest rate of 4.5%, payable on December 22, 1999. The bank loan is secured by certificates of deposit belonging to two major shareholders. Proceeds from the note were used to repay a $65,000 loan due on May 31, 1999 and extended to June 30, 1999 by the lender at the request of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS:

     (a) During December 1998, the Company initiated sales of product to a distributor. Certain members of management have personally agreed to provide financing and organizational support to the distributor. For the six months ended June 30, 1999, sales were $184,077. At June 30, 1999 accounts receivable were $48,602.

     (b) On March 19, 1998, the Company entered into a consulting agreement with an individual to act as the Company's Chief Financial Officer. As part of the consideration for these services, the Company would issue 20,000 shares of common stock , at a value of $1,600. To date, the shares of stock have not been issued, although the accompanying financial statements reflect an accrual for compensation expense in 1998.

NOTE 6 - STOCKHOLDERS' EQUITY:

          Recapitalization:

          On February 13, 1997 the stockholders and directors of the Company adopted resolutions to amend the Certificate of Incorporation to change the capitalization of the Company from 200 shares no par value to 50,000,000 shares at $.001 par value and to restate the number of issued and outstanding shares to 6,100,000 shares.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 6 - STOCKHOLDERS' EQUITY (Continued):


          Private Placement Offering:

          During 1998, the Company commenced selling common stock through a private placement memorandum. The offering is for the sale of 10,000 units at an offering price of $5.00 per unit, of which, each unit consists of 50 shares of common stock and 95 redeemable common stock purchase warrants. The common stock and warrants may be separately transferred at any time after issuance, subject to restrictions contained in the private placement memorandum. Each warrant entitles the holder to purchase one share of the Company's common stock for $1. The exercise price of the warrants and the number of shares issuable upon exercise of the warrants are also subject to adjustment to protect against dilution. The Company may also redeem the warrants at a price of $.01 per warrant upon the occurrence of certain market conditions. Unless extended by the Company, the warrants will expire on January 20, 2000. As of June 30, 1999, all 10,000 units have been sold. Costs in excess of proceeds received aggregating $44,444 were reflected as a reduction of shareholders' equity at June 30, 1999.

          The common stock and warrants included in the unit have not been registered, and are not required to be, under the Securities Act of 1933 ("the Act"). These securities have been offered in the absence of any registration under the Act through the Company's intended compliance with Rule 504 under Regulation D promulgated under the Act. Pursuant to Rule 504, the shares are freely transferable subject to various state securities laws.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

          Litigation:


          The Company was a defendant in a lawsuit involving leasehold property for which the plaintiff claims the Company is responsible. A motion to dismiss was pending before the court. The likelihood of a favorable outcome was anticipated by the Company's counsel, therefore no provision has been made in the financial statements relating to this matter. As of December 31, 1998 this lawsuit was dismissed.

          The Company is a plaintiff in a lawsuit with a predecessor company, "Icy Splash, Inc.," and a former shareholder of Icy Splash, Inc. This case is presently pending in the Supreme Court, Kings County. The Company has secured a preliminary injunction against the defendants enjoining them from misappropriating the Company's intellectual property rights including the use of the trademark "Icy Splash". The defendants initially filed a notice of appeal relating to the injunction. However, their time to perfect the appeal has expired. The case to convert the preliminary injunction to a permanent injunction is proceeding on the merits.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                  SCHEDULES SUPPORTING STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months        Six Months
                                                    Ended June 30,     Ended June 30,
                                                    1999     1998      1999      1998
                                                  -------   -------   -------   -------
SELLING EXPENSES - Schedule 1:
     Freight and delivery                         $ 8,229   $ 9,358   $16,557   $ 8,090
     Promotion                                     14,667      --      14,667      --
     Slotting fees                                   --        --         712      --
     Advertising                                     --      12,698       178    19,002
     Other selling expenses                         2,658       420     3,345       420
                                                  -------   -------   -------   -------
TOTAL SELLING EXPENSES                            $25,554   $22,476   $35,459   $27,512
                                                  =======   =======   =======   =======

GENERAL AND ADMINISTRATIVE EXPENSES-Schedule 2:
     Automotive expenses                          $ 1,104   $ 1,724   $ 2,439   $ 3,196
     Bad debt expense                               8,445    10,070     8,445    10,070
     Depreciation                                     750       550     1,500     1,100
     Insurance                                      2,991      --       5,367       754
     Interest                                       1,625        19     3,250        19
     Miscellaneous expense                            164       285       149       490
     Professional fees                              1,717      --       1,717     4,000
     Rent                                            --        --       1,079      --
     Repairs and maintenance                         --        --         898      --
     Office expense                                   387        31       538        31
     Telephone                                      2,815     1,963     4,865     3,366
     Travel and entertainment                       1,287     1,483     1,524     2,843
                                                  -------   -------   -------   -------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES         $21,285   $16,125   $31,771   $25,869
                                                  =======   =======   =======   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for Icy Splash Food & Beverage, Inc. (the "Company") increased 37.6%, from $149,904 to $206,205, in the second quarter of 1999 and 73.2%, from $181,896 to $315,014, year to date versus comparable periods in the prior year. The increase reflects the introduction of a new line of products, Icy Splash - Second Generation, at the end of December 1998. While the Company's original product, Icy Splash - Clear, accounted for all beverage sales in the first two quarters of 1998, it accounted for 32% of beverage sales for the second quarter and 34% year to date in 1999.

     The gross profit margin decreased to 38.1% in the second quarter of 1999 from 42.0% in the second quarter of 1998 and to 33.6% year to date in 1999 from 41.7% for the same period in 1998. The decrease in profit margin for both periods was caused by the introduction of the lower profit margin line of products, Icy Splash - Second Generation, into the sales mix.

     Selling expenses were $25,554 in the second quarter of 1999, compared with $22,476 in the second quarter of 1998, 12.4 % and 15.0 % of sales, respectively. For the first six months of the year selling expenses were $35,459 in 1999, compared with $27,512 for the same period in 1998, 11.3% and 15.1% of sales, respectively. The increase in the dollar volume of selling expenses in 1999 is due to the increase in sales volume, while the decrease in percentage of sales is due to the lower selling costs associated with the new product line. During the first six months of 1999, $14,667 of promotion expenses (sales discounts and giveaways) were expended to promote sales of the Icy Splash - Second Generation product line, compared with none in 1998. During the first six months of 1998 there were advertising expenditures of $19,002 for advertising media, including video, compared to $178 in 1999.

     General and administrative expenses were $19,660 in the second quarter of 1999, compared with $16,106 in the second quarter of 1998, 9.5% and 10.7% of sales, respectively. For the first six months of 1999 general and administrative expenses were $28,521 in 1999, compared with $25,850 for the same period in 1998, 9.1% and 14.2% of sales, respectively. While the decrease of general and administrative expenses as a percent of sales demonstrates that growth of sales has been accomplished without a corresponding growth of overhead expenses, there has been a significant increase in insurance, due to more comprehensive insurance coverage in 1999. Bad debt expense is $8,445 for the first six months of 1999 versus $10,070 for the same period of 1998, 2.7% and 5.5.% of sales, respectively. The Company anticipates continuing lower bad debt expense as a percent of sales for 1999 due to the quality of its current distributors (customers). Other expenses with significant differences are temporary, timing differences.

     Income from operations for the second quarter of 1999 was $33,253, an increase of $8,938 from the second quarter of 1998, with an operating margin of 16.1% for 1999 and 16.2% for 1998, reflecting an increase in sales volume, an increase in operating costs and lower gross profit margin for Icy Splash - Second Generation. Income from operations and operating margin for the six months ended June 30, 1999 were $41,797 and 13.3%, compared to $22,401 and 12.3% for the six months ended June 30, 1998.

     Interest expense increased from $19 to $1,625, in the second quarter of 1999 and from $19 to $3,250 year to date versus comparable periods in the prior year. There was an outstanding $65,000 note payable during 1999 and no note in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased $33,351 from December 31, 1998 to June 30, 1999 because proceeds of profitable operations were used to fund inventory and receivables.

     Net cash flow used by operating activities was $34,085 and $32,298 for the six months ended June 30, 1999 and 1998, respectively. Cash was predominantly used to fund increases in accounts receivable and inventory in order to facilitate increases in sales volume.

     During the second quarter of 1999, $20,781 was collected against notes receivable from vendors, while during the second quarter of 1998 $30,860 was loaned to a vendor. There was negligible activity for the first quarter of both years. The Company made a loan to a vendor to help fund capital improvements. Repayment was recorded as the vendor performed services for the Company.

     During the second quarter of 1999, a $65,000 note payable was refinanced. During the second quarter of 1998, the Company received $13,700 of equity from a private placement and $74,852 of shareholder loans. During the six months ended June 30, 1998 $87,402 of shareholder loans and $13,700 of private placement equity were received. Shareholder loans and private placement equity were used to fund increased sales volume and costs for a planned private offering under Regulation D of the Securities Act of 1933, as amended, of $16,131 and $32,703 for 1999 and 1998, respectively.

YEAR 2000 COMPLIANCE

     The Year 2000 issue arises as the result of computer programs having been written, and systems having been designed, using two digits rather than four to define the applicable year ("Year 2000"). Consequently, such software has the potential to recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company does not expect to be affected by Year 2000 as it does not rely on date-sensitive software or affected hardware. The Company's current accounting and other systems were purchased "off-the-shelf". The Company intends to timely update its accounting and other systems which are determined to be affected by Year 2000 by purchasing Year 2000 compliant software and hardware available from retail vendors at reasonable cost.

     To date, the Company has not devised a contingency plan for a worst case scenario resulting from Year 2000. The Company does not intend to create a contingency plan at this time since Management has determined that such a contingency plan would not be cost beneficial to the Company where it only relies on software and systems for internal accounting purposes.

     Management has not yet contacted other companies on whose services the Company depend to determine whether such companies' systems are Year 2000 compliant. If the systems of the companies or other companies on whose services we depend, including the Company's customers, are not Year 2000 compliant, there could be a material adverse effect on the Company's financial condition or result of operations.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On March 19,1997, the Company filed suit against Icy Splash, Inc., a predecessor of the Company, and a former shareholder of Icy Splash, Inc. This case is presently pending in the Supreme Court, Kings County. The Company secured a preliminary injunction against the defendants enjoining them from misappropriating the Company's intellectual property rights including the use of the trademark "Icy Splash." The defendants initially filed a notice of appeal relating to the injunction. However, their time to perfect the appeal has expired. The case to convert the preliminary injunction to a permanent injunction is proceeding on the merits. Management believes that this suit will be resolved in favor of the Company, although there can be no assurance.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibit 27 - Financial Data Schedule.

     b) The Registrant did not file any reports on Form 8-K for events which occurred during the six months ended June 30, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ICY SPLASH FOOD & BEVERAGE, INC.

Dated: October 12, 1999                 By:  /s/ Joseph Aslan
                                             -----------------------------------
                                             Joseph Aslan,
                                             President


Dated: October 12, 1999                 By:  /s/ Charlie Tokarz
                                             -----------------------------------
                                             Charlie Tokarz,
                                             Chief Financial Officer