Form 10QSB/A
period 1999-06-30
ICY SPLASH FOOD & BEVERAGE INC
filed 1999-11-04
CIK 1070906

U.S. Securities and Exchange Commission
                             Washington, D. C. 20549

                    ----------------------------------------


                                  Form 10-QSB/A


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

                                      INDEX

PART I FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

               a)   Balance Sheets as of June 30, 1999
                    and December 31, 1998.....................................3

               b)   Statements of Operations for the
                    Three and Six Months Ended
                    June 30, 1999 and 1998....................................4

               c)   Statements of Cash Flows for the
                    Six Months Ended June 30, 1999
                    and 1998..................................................5

               d)   Notes to Financial Statements.......................6 to 11


     ITEM 2. MANAGEMENT'S DISCUSSION AND
             ANALYSIS OF FINANCIAL CONDITION
             AND RESULT OF OPERATIONS........................................12


PART II OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS...............................................14

     ITEM 6. EXHIBITS AND REPORTS
             ON FORM 8-K.....................................................14

               a)   EXHIBITS.................................................14

               b)   REPORTS ON FORM 8-K......................................14

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


COMMITMENTS AND CONTINGENCIES (Note 8)


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

NOTE 5 - RELATED PARTY TRANSACTIONS:


     (a) During December 1998, the Company initiated sales of product to a distributor. Certain members of management of the company have personally agreed to provide financing and organizational support to the distributor. In exchange for the financial support the distributor agreed to provide experience, sales representatives, contacts and a full-service operating distribution business including a warehouse for, but not limited to, the Company's product. The shareholders have not received any form of compensation or other benefits for their loans and managerial assistance. Management believes that all transactions between the Company and the distributor are at arm's length. For the six months ended June 30, 1999, approximate sales were $198,320 and accounts receivable were $48,602 (see Note 7). At June 30, 1999, financing provided to this distributor by members of management aggregated approximately $160,000.


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


NOTE 7 - ECONOMIC DEPENDENCY:

          For the six months ended June 30, 1999 sales to two customers exceeded 10% of the Company's total sales. The approximate sales to these customers were $198,320 and $88,746, respectively. The corresponding accounts receivable from these customers were $48,602 and $47,718, respectively.

          For the six months ended June 30, 1998 sales to two customers exceeded 10% of the Company's total sales. The approximate sales to these customers were $104,990 and $45,643, respectively. The corresponding accounts receivable from these customers were $37,416 and $42,282, respectively.


NOTE 8 - COMMITMENTS AND CONTINGENCIES:

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


                                        ICY SPLASH FOOD & BEVERAGE, INC.

Dated: November 4, 1999                 By:  /s/ Joseph Aslan
                                             -----------------------------------
                                             Joseph Aslan,
                                             President


Dated: November 4, 1999                 By:  /s/ Charlie Tokarz
                                             -----------------------------------
                                             Charlie Tokarz,
                                             Chief Financial Officer