Form 10QSB
period 1999-09-30
ICY SPLASH FOOD & BEVERAGE INC
filed 1999-11-12
CIK 1070906

U.S. Securities and Exchange Commission
                             Washington, D. C. 20549
                    ----------------------------------------

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                               ------------------

                         Commission file number 0-26155

                        ICY SPLASH FOOD & BEVERAGE, INC.
        (Exact name of small business issuer as specified in its charter)


                    New York                                    11-3329510
(State or other jurisdiction of incorporation or             (I.R.S. Employer
                 organization)                              Identification No.)

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

Yes [x]       No [ ]



          The number of shares outstanding of the issuer's common stock as of November 10, 1999 was 6,600,000

                                      INDEX

PART I            FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                   a)       Balance Sheets as of September 30, 1999
                            and December 31, 1998.......................3

                   b)       Statements of Operations for the
                            Three and Nine Months Ended
                            September 30, 1999 and 1998.................4

                   c)       Statements of Cash Flows for the
                            Nine Months Ended September 30, 1999
                            and 1998....................................5

                   d)       Notes to Financial Statements...............6 to 12


         ITEM 2 .  MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS............................13 to 15




PART II           OTHER INFORMATION

         ITEM 1.   LEGAL PROCEEDINGS....................................16

         ITEM 6.   EXHIBITS AND REPORTS
                   ON FORM 8-K..........................................16

                   a)       EXHIBITS....................................16

                   b)       REPORTS ON FORM 8-K.........................16

PART I            FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                   - ASSETS -
                                                                              September 30,  December 31,
                                                                                  1999          1998
                                                                               ---------      ---------
CURRENT ASSETS:
     Cash                                                                      $  62,425      $  20,314
     Accounts receivable, net of allowance for doubtful accounts of
          $6,108 and $4,163 for September 30 and December 31, respectively       141,727         69,833
     Notes receivable (Note 3)                                                     9,579         34,610
     Inventory (Note 2d)                                                         118,519         60,881
     Prepaid expenses                                                              3,000          3,000
                                                                               ---------      ---------

TOTAL CURRENT ASSETS                                                             335,250        188,638
                                                                               ---------      ---------

FIXED ASSETS (Note 2c):
     Warehouse equipment                                                           5,000          5,000
     Office equipment                                                             12,279          9,394
                                                                               ---------      ---------
                                                                                  17,279         14,394
     Less: accumulated depreciation                                                6,923          4,673
                                                                               ---------      ---------
                                                                                  10,356          9,721
                                                                               ---------      ---------

                                                                               $ 345,606      $ 198,359
                                                                               =========      =========


                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Notes payable (Note 4)                                                    $  65,000      $  65,000
     Accounts payable                                                            106,071         53,900
     Accrued expenses and other current liabilities                               20,331         15,537
     Income taxes payable                                                            454            454
                                                                               ---------      ---------

TOTAL CURRENT LIABILITIES                                                        191,856        134,891
                                                                               ---------      ---------

LONG-TERM LIABILITIES
     Shareholders' loans                                                          56,500           --
                                                                               ---------      ---------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY (Note 6):
     Preferred stock, $.001 par value, 1,000,000 shares authorized,
          zero shares issued and outstanding for 1999 and 1998                      --             --
     Common stock, $.001 par value, 50,000,000 shares authorized,
          6,600,000 shares issued and outstanding                                  6,600          6,600
     Additional paid-in capital                                                  153,149        174,587
     Accumulated deficit                                                         (62,499)      (117,719)
                                                                               ---------      ---------
                                                                                  97,250         63,468
                                                                               ---------      ---------

                                                                               $ 345,606      $ 198,359
                                                                               =========      =========


   The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                              Nine Months
                                                         Quarter Ended September 30,      Ended September 30,
                                                            1999           1998           1999           1998
                                                          ---------      ---------      ---------      ---------
NET SALES (Note 5)                                        $ 175,404      $  43,754      $ 490,418      $ 225,650

COST OF SALES                                               117,466         26,188        326,703        132,321
                                                          ---------      ---------      ---------      ---------

GROSS PROFIT                                                 57,938         17,566        163,715         93,329
                                                          ---------      ---------      ---------      ---------

OPERATING EXPENSES (Note 5):
     Selling expenses - Schedule 1                           21,255         24,903         56,714         52,415
     General and administrative expenses - Schedule 2        18,673         12,259         47,194         38,109
                                                          ---------      ---------      ---------      ---------
                                                             39,928         37,162        103,908         90,524
                                                          ---------      ---------      ---------      ---------

INCOME FROM OPERATIONS                                       18,010        (19,596)        59,807          2,805

OTHER INCOME (EXPENSES):
     Interest expense                                          (657)          (710)        (3,907)          (729)
                                                          ---------      ---------      ---------      ---------

INCOME (LOSS) BEFORE TAXES                                   17,353        (20,306)        55,900          2,076

     Provision for income taxes (Note 2f)                      --             --              680            712
                                                          ---------      ---------      ---------      ---------

NET INCOME                                                $  17,353      $ (20,306)     $  55,220      $   1,364
                                                          =========      =========      =========      =========

EARNINGS (LOSS) PER SHARE (Note 2k):

     Basic                                                $    --        $    --        $    0.01      $    --
                                                          =========      =========      =========      =========
     Diluted                                              $    --        $    --        $    0.01      $    --
                                                          =========      =========      =========      =========







    The accompanying notes are an integral part of these financial statements

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
                                                                                          1999           1998
                                                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net profit (loss)                                                                 $  55,220      $   1,364
     Adjustments to reconcile net income to net cash used in operating activities:
          Depreciation                                                                     2,250          1,689
          Provision for bad debts                                                         11,799         15,907
     Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                                     (73,943)        26,572
          Increase in inventories                                                        (57,638)        (8,362)
          Increase in prepaid expenses                                                      --           (2,000)
          Increase in accounts payable                                                    52,171          1,394
          Decrease in accrued expenses and other current liabilities                      (4,956)        (2,532)
                                                                                       ---------      ---------
               Net cash provided (used) by operating activities                          (15,097)        34,032
                                                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                             (2,885)        (3,449)
     Increase in note receivable                                                            --          (55,900)
     Repayments of note receivable                                                        25,031         38,850
                                                                                       ---------      ---------
               Net cash provided (used) in investing activities                           22,146        (20,499)
                                                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                                             --           32,700
     Proceeds from short-term debt                                                        65,000        100,000
     Repayments of short-term debt                                                       (65,000)       (25,000)
     Net cost from issuance of common stock                                              (21,438)       (45,933)
     Proceeds from shareholder loans                                                      56,500         88,852
     Repayments of shareholder loans                                                        --         (123,294)
     Deferred offering costs                                                                --           27,886
                                                                                       ---------      ---------
          Net cash provided by financing activities                                       35,062         55,211
                                                                                       ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 42,111         68,744

     Cash and cash equivalents, at beginning of period                                    20,314           --
                                                                                       ---------      ---------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                            $  62,425      $  68,744
                                                                                       =========      =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash during the period for:
          Income taxes paid                                                            $     680      $   1,392
          Interest paid                                                                $     657      $     104


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

        (d)      Inventories:

                 Inventories are stated at the lower of cost or market (first-in first-out method) and consist of only raw materials.

                 Inventory consists of the following:

                                                 September 30,    December 31,
                                                     1999             1998
                                                   --------         -------
      Finished product                             $ 15,351         $    --
Flavoring , bottles and packaging materials         103,168          60,881
                                                   --------         -------
                                                   $118,519         $60,881
                                                   ========         =======

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

          (h)    Comprehensive Income:

                 In June 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income"("SFAS 130"), which prescribes standards for reporting comprehensive income and its components. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Since the Company currently does not have any items of comprehensive income, a statement of comprehensive income is not yet required.

          (i)    Advertising Costs:

                 Advertising costs, which are included in selling expenses, are expensed as incurred. For nine months ended September 30, 1999 and 1998 advertising costs, including promotion, aggregated $25,567 and $20,452, respectively.

          (j)    Revenue Recognition:

                 The Company recognizes operating revenue upon shipment of goods to customer.

          (k)    Earnings Per Share

                 The Company has adopted Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("SFAS 128"), which has changed the method for calculating earnings per share. SFAS 128 requires the presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding and for diluted earnings per share, also common equivalent shares outstanding.

                 The following average shares were used for the computation of basic and diluted earnings per share:


                 Nine months ended September 30,           1999          1998
                                                       -----------   -----------
                 Basic                                  6,600,000     6,232,462
                 Diluted                                7,550,000     6,458,038

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

                 At September 30, 1999 and December 31, 1998 the Company was owed $1,485 and $15,565, respectively, from a vendor who is a co-packer of the Company's products. The vendor had agreed to pay back the loan by providing services equal to $1,500 a month for 12 months beginning June 1, 1998. At September 30, 1999 the co-packer has provided services and made payments. Management believes the remaining balance at September 30, 1999 is fully collectible.

                 At September 30, 1999 and December 31, 1998 the company was owed $24,344 and $25,544, respectively, by a customer (distributor) for the Company's products. The customer has agreed to pay at least $1,000 a month beginning August 15, 1998, with no interest if the entire balance is paid by June 1999 and 1.1% interest per month on the unpaid balance thereafter. At September 30, 1999, the customer had paid approximately six of fourteen payments due. A new agreement with the customer for brokerage services should accelerate the payments by providing services for payments. Although Management is confident the balance due will ultimately be paid, a collection allowance of $16,250 has been recorded against this note.


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

          (a) During December 1998, the Company initiated sales of product to a distributor. Certain members of management of the company have personally agreed to provide financing and organizational support to the distributor. In exchange for the financial support the distributor agreed to provide experience, sales representatives, contacts and a full-service operating distribution business including a warehouse for, but not limited to, the Company's product. The shareholders have not received any form of compensation or other benefits for their loans and managerial assistance. Management believes that all transactions between the Company and the distributor are at arm's length. For the nine months ended September 30, 1999, approximate sales were $245,479 and accounts receivable were $54,690 (see Note 7). At September 30, 1999, financing provided to this distributor by members of management aggregated approximately $160,000.

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

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE   6   -     STOCKHOLDERS' EQUITY:

                 Recapitalization:

                 On February 13, 1997, the stockholders and directors of the Company adopted resolutions to amend the Certificate of Incorporation to change the capitalization of the Company from 200 shares no par value to 50,000,000 shares at $.001 par value and to restate the number of issued and outstanding shares to 6,100,000 shares.


                 Private Placement Offering:

                 During 1998, the Company commenced selling common stock through a private placement memorandum. The offering is for the sale of 10,000 units at an offering price of $5.00 per unit, of which, each unit consists of 50 shares of common stock and 95 redeemable common stock purchase warrants. The common stock and warrants may be separately transferred at any time after issuance, subject to restrictions contained in the private placement memorandum. Each warrant entitles the holder to purchase one share of the Company's common stock for $1. The exercise price of the warrants and the number of shares issuable upon exercise of the warrants are also subject to adjustment to protect against dilution. The Company may also redeem the warrants at a price of $.01 per warrant upon the occurrence of certain market conditions. Unless extended by the Company, the warrants will expire on January 20, 2000. As of September 30, 1999, all 10,000 units have been sold. Costs in excess of proceeds received aggregating $46,187 were reflected as a reduction of shareholders' equity at September 30, 1999.

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

                 For the nine months ended September 30, 1999 sales to two customers exceeded 10% of the Company's total sales. The approximate sales to these customers were $245,479 and $125,184, respectively. The corresponding accounts receivable from these customers were $54,690 and $0, respectively.

                 For the nine months ended September 30, 1998 sales to two customers exceeded 10% of the Company's total sales. The approximate sales to these customers were $121,908 and $53,638, respectively. The corresponding accounts receivable from these customers were $0 and $0, respectively.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)




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

                 The Company is a plaintiff in a lawsuit with a predecessor company, "Icy Splash, Inc.," and a former shareholder of Icy Splash, Inc. This case is presently pending in the Supreme Court, Kings County. The Company has secured a preliminary injunction against the defendants enjoining them from misappropriating the Company's intellectual property rights, including the use of the trademark "Icy Splash". The defendants initially filed a notice of appeal relating to the injunction. However, their time to perfect the appeal has expired. The case to convert the preliminary injunction to a permanent injunction is proceeding on the merits.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                  SCHEDULES SUPPORTING STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Quarter Ended September 30,     Nine Months Ended September 30,
                                                        1999             1998             1999             1998
                                                    ------------     ------------     ------------     ------------
SELLING EXPENSES - Schedule 1:
Freight and delivery                                $      8,765     $      1,895     $     25,322     $      9,985
Promotion                                                 10,590              310           25,257              310
Slotting fees                                                115           21,176              827           21,176
Advertising                                                  132            1,140              310           20,142
Other selling expenses                                     1,653              382            4,998              802
                                                    ------------     ------------     ------------     ------------
TOTAL SELLING EXPENSES                              $     21,255     $     24,903     $     56,714     $     52,415
                                                    ============     ============     ============     ============


GENERAL AND ADMINISTRATIVE EXPENSES-Schedule 2:
Automotive expenses                                 $      2,486     $      2,587     $      4,925     $      5,783
Bad debt expense                                           3,354            5,837           11,799           15,907
Depreciation                                                 750              589            2,250            1,689
Insurance                                                  1,644             --              7,011              754
Miscellaneous expense                                        362              107              511              597
Professional fees                                          5,551             --              7,268            4,000
Rent                                                        --               --              1,079             --
Repairs and maintenance                                     --               --                898             --
Office expense                                               356              889              894              920
Telephone                                                  2,795            1,811            7,660            5,177
Travel and entertainment                                   1,375              439            2,889            3,282
                                                    ------------     ------------     ------------     ------------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES           $     18,673     $     12,259     $     47,184     $     38,109
                                                    ============     ============     ============     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for Icy Splash Food & Beverage, Inc. (the "Company") increased 300.0%, from $43,754 to $175,404, in the third quarter of 1999 and 117.3%, from $225,650 to $490,418, year to date versus comparable periods for 1998. The increase reflects the introduction of a new line of products, Icy Splash - Second Generation, at the end of December 1998. While the Company's original product, Icy Splash - Clear, accounted for all beverage sales in the first three quarters of 1998, it accounted for 29.9% of beverage sales for the third quarter and 32.5% year to date in 1999. Icy Splash - Second Generation sales are less seasonal than Icy Splash - Clear, making the Company's sales volume less susceptible to dramatic decreases in sales volume as in the third quarter of 1998.

The gross profit margin decreased to 33.0% in the third quarter of 1999, from 40.2% in the third quarter of 1998, and to 33.4% for the nine months ended September 30, 1999, from 41.4% for the same period in 1998. The decrease in profit margin for both periods was caused by the introduction of the lower profit margin line of products, Icy Splash - Second Generation, into the sales mix.

Selling expenses were $21,255 in the third quarter of 1999, compared with $24,903 in the third quarter of 1998, 12.1% and 56.9% of sales, respectively. For the first nine months of the year selling expenses were $56,714 in 1999, compared with $52,415 for the same period in 1998, 11.6% and 23.2% of sales, respectively. The increase in the dollar volume of selling expenses in 1999 is due to the increase in sales volume, while the decrease in percentage of sales is due to the lower selling costs associated with the new product line. During the first nine months of 1999, $25,257 of promotion expenses (sales discounts and giveaways) were expended predominately to promote sales of the Icy Splash - Second Generation product line, compared with $310 to promote Icy Splash - Clear in 1998. However, during the first nine months of 1998 there were advertising expenditures of $20,142 for advertising media, including video, compared to $310 in 1999.

General and administrative expenses were $18,673 in the third quarter of 1999, compared with $12,259 in the third quarter of 1998, 10.6% and 28.0% of sales, respectively. For the first nine months of 1999, general and administrative expenses were $47,194, compared with $38,109 for the same period in 1998, 9.6% and 16.9% of sales, respectively. While the decrease of general and administrative expenses as a percentage of sales demonstrates that growth of sales has been accomplished without a corresponding growth of overhead expenses, there has been a significant increase in insurance, due to more comprehensive insurance coverage in 1999. Professional fees were $5,551 in the third quarter of 1999, compared with none in the third quarter of 1998, 3.2% and 0% of sales, respectively. For the first nine months of 1999 professional fees were $7,268, compared with $4,000 for the same period in 1998, 1.5% and 1.8% of sales, respectively. As the Company completes its 10-SB registration with the Securities and Exchange Commission and continues filing quarterly and annual reports, professional fees will probably continue to increase. Bad debt expense was $11,799 for the first nine months of 1999 versus $15,907 for the same period of 1998, 2.4% and 7.1% of sales, respectively. The Company anticipates continuing lower bad debt expense as a percentage of sales for 1999 due to the quality of its current distributors (customers). Other expenses with significant differences as a percentage of sales between 1999 and 1998 are temporary, timing differences.

Income from operations for the third quarter of 1999 was $18,010, an increase of $37,606 from the third quarter of 1998, with an operating margin of 10.3% for 1999 and (44.8%) for 1998, reflecting an increase in sales volume, an increase in operating costs, lower gross profit margin for Icy Splash - Second Generation and a seasonal fluctuation of sales volume in the third quarter of 1998. Income from operations and operating margin for the nine months ended September 30, 1999 were $59,807 and 12.2%, compared to $2,805 and 1.2% for the nine months ended September 30, 1998.

Interest expense increased from $729 to $3,907 year to date in 1999 versus the comparable period in the prior year. There was an outstanding $65,000 note payable for all nine months during 1999 and a $75,000 note payable for only one month during 1998.


LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $89,647 from December 31, 1998 to September 30, 1999 because proceeds of profitable operations were used to fund inventory and receivables.

Net cash flow used by operating activities was $15,097 for the nine months ended September 30, 1999, while $34,032 was provided by operations during the same period of 1998. During 1999, cash was predominately used to fund increases in accounts receivable and inventory in order to facilitate increases in sales volume. During 1998, sales volume suffered a dramatic seasonal downturn in the third quarter, which decreased receivables and inventory, thereby providing cash.

During the first nine months of 1999, $25,031 was collected against notes receivable, while during the same nine months of 1998, $55,900 was loaned to a vendor and $38,850 of the loaned amount was repaid. The Company made a loan to a vendor to help fund capital improvements. Repayment was recorded as the vendor performed services for the Company. The Company purchased $2,885 of fixed assets during the three quarters ended September 30, 1999 and $3,449 for the same period in 1998.

During the nine months ended September 30, 1999, a $65,000 note payable was refinanced and $56,000 was borrowed from shareholders to fund the doubling of accounts receivable and inventory caused by increased sales volume since December 31, 1998. During the nine months ended September 30, 1998, the Company received $32,700 of equity from a private placement and $88,852 from shareholder loans. Also, during the third quarter of 1998, shareholder loans of $123,294 were repaid by a $100,000 third party note payable and funds provided by operations and $25,000 of the third party loan was repaid prior to September 30, 1998. Costs of $21,438 and $18,047 were expended in the first three quarters of 1999 and 1998, respectively, for a private offering under Regulation D of the Securities Act of 1933, as amended, and the anticipated secondary public offering of shares of the Company's common stock.

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

     Management has not yet contacted other companies on whose services the Company depends to determine whether such companies' systems are Year 2000 compliant. If the systems of the companies or other companies on whose services we depend, including the Company's customers, are not Year 2000 compliant, there could be a material adverse effect on the Company's financial condition or result of operations.

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



ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 a)       Exhibit 27 -  Financial Data Schedule.

                 b) The Registrant did not file any reports on Form 8-K for events which occurred during the nine months ended September 30, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               ICY SPLASH FOOD & BEVERAGE, INC.

Dated: November 12, 1999                       By:  /s/ Joseph Aslan
                                                    ----------------------------
                                                    Joseph Aslan,
                                                    President


Dated: November 12, 1999                       By:  /s/ Charlie Tokarz
                                                    ----------------------------
                                                    Charlie Tokarz
                                                    Chief Financial Officer