Form 10KSB
period 1999-12-31
ICY SPLASH FOOD & BEVERAGE INC
filed 2000-04-14
CIK 1070906

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number: 0-26155

                        ICY SPLASH FOOD & BEVERAGE, INC.
             (Exact Name of Registrant as Specified in its Charter)

                NEW YORK                                       11-3329510
(State or other jurisdiction of incorporation)      (IRS Employer Identification Number)

 9-15 166th Street, Suite 5-B, Whitestone, NY                     11357
   (Address of principal executive offices)                     (Zip Code)

       Registrant's Telephone Number, Including Area Code: (718) 746-3585

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None                   Name of each exchange on
                                                       which registered: None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.001
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year: $600,086

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant is approximately $40,000 as of March 28, 2000.

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date: 6,600,000 shares of the registrant's common stock are issued and outstanding as of March 28, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424 (b) or
(c) of the Securities Act of 1933. None

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            Page
PART I

Item 1.   Description of Business..........................................  4
Item 2.   Description of Property..........................................  9
Item 3.   Legal Proceedings................................................  9
Item 4.   Submission of Matters to a Vote of Security Holders..............  9

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters......... 10
Item 6.   Management's Discussion and Analysis or Plan of Operation........ 11
Item 7.   Financial Statements............................................. 12
Item 8.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure......................................... 12

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons..... 13
Item 10.  Executive Compensation........................................... 14
Item 11.  Security Ownership of Certain Beneficial Owners and Management... 14
Item 12.  Certain Relationships and Related Transactions................... 15
Item 13.  Exhibits and Reports on Form 8-K................................. 16

                           --------------------------

                           Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                           --------------------------

     In this Annual Report, "Icy Splash," "the Company," "we," "us," and "our" each refers to Icy Splash Food & Beverage, Inc.

PART I

Item 1.   Description of Business.

Overview

     Icy Splash is a New York corporation which was incorporated on June 17, 1996. We were initially authorized to issue an aggregate of 200 shares of no par common stock. The Company is now authorized to issue 50,000,000 shares of common stock, par value of $0.001 per share and 1,000,000 shares of preferred stock, par value of $0.001 per share. As of March 28, 2000, 6,620,000 shares of our authorized shares of common stock were issued and outstanding assuming the issuance of 20,000 shares of common stock to Charlie Tokarz, our Chief Financial Officer, Treasurer and Director, as described in Mr. Tokarz's consulting agreement dated March 19, 1998.

Business of Icy Splash

     Icy Splash is a producer and distributor of Icy Splash soft drinks, an innovative and refreshing line of carbonated beverages. We market and distribute two lines of soft drinks: (1) Icy Splash - Clear, a naturally fruit-flavored, clear, carbonated soda; and (2) Icy Splash - Second Generation, a colored, fruit-flavored and cola, carbonated soda. The product line is offered to supermarket chains, grocery stores and convenience stores primarily in the New York, New Jersey and Connecticut area.

     Production and distribution of our products is entirely outsourced. Independent contractors produce components for production to exact specifications and ship them to an independent co-packer bottling facility. The components include prelabeled bottles, caps, labels, flavors and preprinted boxes. The product is directly shipped from the bottling plant in trailer loads to distributors and chain stores. The direct delivery system has allowed us to eliminate our warehouse facility, which we maintained until June 1997. This has greatly reduced overhead expenses and has improved our bottom line.

     We are a regional enterprise, with distribution and sales limited primarily to the New York, New Jersey and Connecticut area. We are dependent on the efforts of local distributors. We currently have no employees, with the exception of two of our executive officers. The Company's expansion would depend on the hiring of qualified employees and reliance on national distributors, which would be a significant change from the operating policies followed by the Company since its inception.

Acquisition of Distributors

     As part of our business operations, we expect to explore the prospect of acquiring full-service distributors and marketers of our products and other beverage products. Through direct ownership of distribution facilities, we believe that it may lower distribution costs and increase distribution volume of Icy Splash products. Also, the distribution of large name brand beverages would give management greater negotiating power to command shelf space for Icy Splash products in more competitive markets. To date, we have not entered into any agreements or letters of intent to purchase such entities.

Icy Splash Products and Marketing

     The Company's flagship product, Icy Splash - Clear, comes in four flavors:
Blackberry; Wild Cherry; Lime Kiwi; and Raspberry & Boysenberry. Icy Splash products are produced using all natural flavors. The drink is most appealing to young adults, sport fans and health conscious individuals. We believe that customers from these market segments are generally well informed and health conscious, and prefer an all-natural flavored drink with no artificial colors or additives.

     We initially created Icy Splash - Clear in order to focus on the clear carbonated beverage industry rather than competing with the larger beverage corporations who offer a more extensive line of soft drinks. Also, we have marketed Icy Splash as a leader of "new age" and water beverages in order to distance ourselves from the more competitive leading soda brand names. Icy Splash - Clear is strategically placed with bottled water and other alternative beverages on supermarket shelves to identify with the fast-growing alternative beverage market segment. The Company packages and distributes Icy Splash - Clear in 24-packs of plastic 20 oz. bottles, although customers of retailers can purchase one bottle at a time.

     The primary targets for Icy Splash - Clear are the major supermarket chain stores in the New York, New Jersey and Connecticut area. In order to sell Icy Splash - Clear in supermarkets and grocery stores, we must spend money to obtain shelf space for our product. In other words, the Company must pay retailers to have the clear products placed on their shelves to be sold. This arrangement is standard in "new age" and water beverage retailing. In addition to shelf space, the retailer will also promote Icy Splash - Clear by publishing and distributing coupons and placing promotional displays on its shelves.

     Icy Splash - Second Generation is a new line of soft drinks which was launched in December of 1998. It comes in 14 flavors including Natural Lemon Tea; Blue Raspberry; Orange; Pineapple; Fruit Punch; Root Beer; Black Cherry; Lemon Lime; Grape; Kola Champagne; Strawberry; Peach; Ginger Ale; and Cola. Although there are a few cola flavors, most of the line is fruit flavored and will capitalize on the growth trend for non-cola beverages. This new line of product has been developed with the same care, quality, and attention to the desires of consumers as the clear products.

     Unlike the clear product, Icy Splash - Second Generation has been developed for the "Up and Down the Street" market, consisting of neighborhood grocery stores and small grocery chains in the New York City boroughs. This market requires a different type of distributor, with local distributors functioning effectively in this marketplace. The sales persons typically deal with the store owners on a weekly basis.

Icy Splash - Second Generation is packaged and distributed in cases of 24 ounce, 2 liter and 3 liter bottles. Again, customers of retailers can purchase one bottle at a time.

     Rather than spending money to obtain shelf-space, as required in "new age" and water retailing to supermarkets and food chains, distributors of Icy Splash
- Second Generation sell the product to store owners at prices and terms usually agreed upon on a weekly basis. Furthermore, our distributors promote the product through product give-away and significant retail price discounting.

Distribution of Icy Splash Products and Dependence on Major Customers

     The primary distributors of our products are I Epstein, Haddon House and NY Soft Drink Distributors ("NYSD"). The product line is distributed primarily to supermarket chains, and, to a lesser extent, to grocery stores and convenience stores in the New York, New Jersey and Connecticut area. Our products are also being sold in D'agostino and Gristedes supermarkets in Manhattan. Some of the aforementioned retailers only carry our products in the summer months.

     As a result of our distribution arrangement with NYSD, a significant portion of our sales during the year ended December 31, 1999 were to NYSD. During this period, the Company's total sales were $600,086, of which $308,700 of product was sold to NYSD. Such sales to NYSD can be attributed to the launch of our latest product line Icy Splash - Second Generation. If sales to NYSD were removed from our results of operations, our gross profit would decrease from $192,648 to approximately $116,100 for the year ended December 31, 1999. Accordingly, management believes that the loss of NYSD as a distributor would have a material adverse effect on our sales and operations.

Sources and Availability of Raw Materials and Suppliers

     We will specialize in production and distribution of soft drinks and other beverage products. Therefore, the Company will be dependent upon a ready supply of raw materials including, but not limited to, water, concentrates, syrups, carbon dioxide, plastic bottles, closures and other packaging materials. The prices for these materials are determined by the market, and may change at any time. Furthermore, we are not engaged in any purchasing agreements with our suppliers which provide for mechanisms alleviating price fluctuations of raw materials. Therefore, increases in prices for any of these raw materials could have a material adverse impact on our financial position. While management believes that there are numerous alternative suppliers for the raw materials, the loss of a supplier could disrupt the Company's operations. While we believe that alternatives to these suppliers and manufacturers are readily available, the time to effect a change could adversely impact our business in the short term should a change become necessary.

Competition

     The beverage industry is highly competitive. Our products are sold in competition with all liquid refreshments. The soft drink business is highly competitive and there can be no assurance that we will be able to compete successfully. Many of our competitors have far greater financial, operational and marketing resources than the Company. Furthermore, the soft drink industry is characterized by rapid changes, including changes in consumer tastes and preferences, which may result in product obsolescence or short product life cycles. As a result, competitors may be developing products of which we are unaware which may be similar or superior to our products. Accordingly, there is no assurance that we will be able to compete successfully or that our competitors or future competitors will not develop products that render our products less marketable.

     Competitors in the soft drink industry include bottlers and distributors of nationally advertised and marketed products as well as chain store and private label soft drinks. The principal method of competition include brand recognition, price and price promotion, retail space management, service to the retail trade, new product introductions, packaging changes, distribution methods and advertising.

     Icy Splash - Clear is primarily competing in the clear carbonated beverage industry. Our direct competitors are large corporations which produce and distribute brands such as Mystic, Canada Dry, Adirondack and Crystal Bay. We believe that our flexibility and innovation in developing and implementing new methods of marketing and distributing our product will permit us to compete effectively against these competitors.

     Icy Splash - Second Generation is primarily competing against bottlers and distributors of nationally advertised and marketed products, such as Top Pop, City Club and Stars and Stripes products, as well as chain store and private label soft drinks. Because of greater financial resources, as well greater experience in the soft drink business, these companies have greater brand recognition of their products. Management believes that the Company's unique capability to offer products that are fresh, nutritious, economical and aesthetically appealing to the consumer will make Icy Splash a viable competitor in the soft drink industry. Our products will be differentiated from those of our competitors on the basis of taste, appearance and quality at competitive price points.

Government Regulation

     The production, distribution and sale of our products are subject to the Federal Food, Drug and Cosmetic Act, the Occupational Safety and Health Act and various federal and state statutes regulating the production, sale, safety, advertising, labeling and ingredients of such products. Compliance with all such regulations may be time-consuming and expensive. To the best of management's knowledge, the Company complies with necessary state and federal laws necessary to operate a beverage production and distribution company in the state of New York.

     We cannot predict the impact of possible changes that may be required in response to future legislation, rules or inquires made from time to time by governmental agencies. Food and Drug Administration regulations may, in certain circumstances, affect the ability of the Company, as well as others in the industry, to develop and market new products. However, we do not presently believe that existing applicable legislative and administrative rules and regulations will have a significant impact on operations.

     We believe that our current environmental compliance programs adequately address federal, state and local environmental laws and that we are in compliance with such laws. In all of our markets, we offer our bottled products in returnable containers in compliance with applicable recycling laws. Also, in compliance with applicable recycling laws, we employ the services of various recycling companies to recycle our used bottles. The cost to the Company of these recycling services were $3,146 in 1998 and $2,617 in 1999. Compliance with, or any violation of, current and future laws or regulations could require material expenditures by us or otherwise have a material adverse effect on our business.

Trademarks

     The Company's registered trademark is "Icy Splash". We intend to apply for United States and International patent, trademark and copyright protection, where applicable, in connection with certain of our products and property. Although intellectual property may derive the Company some value, at the present time, we believe that other factors, such as product innovations, are of more significance in the Company's particular industry. We attempt to avoid infringing patents of others by monitoring on a regular basis patents issued with respect to food processing equipment. Additionally, there is no assurance that we will be able to prevent competitors from using the same or similar marks, products or appearances of the Company. All trademarks or service marks appearing in this annual report that do not relate to our products are the property of their respective holders.

Employees

     The Company presently has no employees, with the exception of Joseph Aslan, the Company's President, and Shlomo Aslan, the Company's Vice President and Secretary, who devote all of their time to the business management and financing of the Company. Charles Tokarz, the Company's Chief Financial Officer and Treasurer, primarily provides bookkeeping services and assistance in the preparation of audited and unaudited financials statements and disclosure required under the Securities Exchange Act of 1934, as amended. Mr. Tokarz serves as an independent contractor of the Company pursuant to his consulting agreement. See "Certain Relationships and Related Transactions."

Item 2.   Description of Property.

     Since December 1997, the Company has been conducting its business from office space located at 9-15 166th Street, Suite 5-B, Whitestone, New York 11357. This property, aggregating approximately 2,500 square feet, is owned by Joseph Aslan. From January 1, 1999 to July 1, 1999, we also occupied office space leased by NYSD, the primary distributor of our products. We discontinued use of such office space and continued to operate all of our business from the office space owned by Mr. Aslan. To date, the Company has not and will not be required to make any lease payments for the use of office space owned by Mr. Aslan or NYSD.

     We signed an agreement to purchase a commercial property located at 494-504 Wortman Avenue, Brooklyn, New York 11208. There is a commercial building situated on the premises, aggregating approximately 25,000 square feet. Adjacent to the building lies a parcel of land aggregating approximately 20,000 square feet. The purchase price of the premises was $800,000. We received an Inducement Resolution acknowledging that the New York City Industrial Development Agency would provide certain tax benefits to us if we acquired the property.

     In early September 1999, management recognized that the Company could not obtain any financing to purchase the property. As a result, the Company assigned the contract to Aslan Holding Corp., a corporation wholly owned by Shlomo Aslan, an executive officer and director of the Company.

     In addition to the office space located in Whitestone, New York, the Company currently occupies approximately 120 square feet of office space at 535 Wortman Avenue, Brooklyn, New York 11208. The space is subletted from Aslanco, Inc., a corporation owned by Joseph Aslan, an executive officer and director of the Company. Rent of $400 per month will be accrued and paid beginning January 1, 2000.

Item 3.   Legal Proceedings.

     On March 19, 1997, the Company filed suit against Icy Splash, Inc., a predecessor of the Company, and a former shareholder of Icy Splash, Inc. This case is presently pending in New York Supreme Court, Kings County. The Company secured a preliminary injunction against the defendants enjoining them from misappropriating the Company's intellectual property rights including the use of the trademark "Icy Splash". The defendants initially filed a notice of appeal relating to the injunction. However, their time to perfect the appeal has expired. The case to convert the preliminary injunction to a permanent injunction is proceeding on the merits. Management believes that this suit will be resolved in favor of the Company, although no assurance can be given.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of 1999.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Market Information

     There is no public market for Icy Splash common stock.

Holders

     On March 28, 2000, there were 35 holders of record of Icy Splash common stock.

Dividends

     The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

Recent Sales of Unregistered Securities

     During the period from March 1998 to October 1998, we issued an aggregate of 10,000 units pursuant to Rule 504 under Regulation D of the Securities Act of 1933, as amended (the "Private Placement"). Each unit consists of 50 shares of common stock at $5.00 per unit, and 95 redeemable Common Stock Purchase Warrants (the "Warrants"). All 10,000 units were sold to a total of thirty investors. The Company incurred costs of $28,813 in excess of proceeds received from the Private Placement.

     Each Warrant entitles the registered holder to purchase one share of the Company's common stock for $1.00. The exercise price of the Warrants and the number of shares issuable upon exercise of such Warrants is subject to adjustment to protect against dilution in the event of stock dividends, stock splits, combinations, subdivisions and reclassification. Furthermore, the Company may redeem the Warrants at a price of $.01 per Warrant by giving not less than 30 days prior written notice to the record holders if the closing bid price of the common stock equals or exceeds $2.50 for the 10 consecutive trading days ending on the third day prior to the date on which the notice of redemption is given. In the event the Company notifies record holders of its intent to redeem any Warrants, the record holders may exercise at any time prior to the close of business on the day immediately preceding the date fixed for redemption provided that there is a registration statement in effect or there is an exemption from such registration. The Company has extended the expiration date of the Warrants to January 20, 2002. The Company reserves the right to lower the exercise price of the Warrants, which reduction may be for a limited time, not less than 60 days, or the balance of the term of the Warrants.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

Results of Operations

     Net sales for the Company increased 87.1%, from $320,802 in 1998 to $600,086 in 1999. The increase reflects the introduction of a new line of products, Icy Splash - Second Generation, at the end of December 1998. While the Company's original product, Icy Splash - Clear, accounted for 86.4% of beverage sales in 1998, it accounted for 33.9% of beverage sales in 1999. Icy Splash - Second Generation sales are less seasonal than Icy Splash - Clear, making the Company's sales volume less susceptible to dramatic decreases in sales volume.

     The gross profit margin decreased to 32.1% in 1999 from 41.8% in 1998. The decrease in profit margin was caused by the introduction of the lower profit margin line of products, Icy Splash - Second Generation, into the sales mix.

     Selling expenses were $63,105 in 1999, compared with $55,319 in 1998, 10.5% and 17.2% of sales, respectively. The increase in the dollar volume of selling expenses in 1999 is due to the increase in sales volume, while the decrease in percentage of sales is due to the lower selling costs associated with the new product line. During 1999, $24,592 of promotion expenses (sales discounts and giveaways) were expended predominately to promote sales of the Icy Splash -Second Generation product line, compared with $0 to promote Icy Splash - Clear in 1998. However, during 1998 there were advertising expenditures of $22,504 for advertising media, including video, compared to $4,072 in 1999.

     General and administrative expenses were $95,514 in 1999, compared with $50,981 in 1998, 15.9% and 15.9% of sales, respectively. While the percentage of sales has remained constant, there have been disproportionate increases and decreases in some items. Insurance increased from $1,483 in 1998 to $9,444 in 1999, 1.6% in 1999 versus 0.5% in 1998, due to more comprehensive insurance coverage. Professional fees were $40,416 in 1999, compared with $6,600 in 1998,
6.7 % and 2.1 % of sales, respectively. As the Company completes its SB-2 registration with the Securities and Exchange Commission and continues filing quarterly and annual reports, professional fees will probably continue to increase. Bad debt expense was $15,786 for 1999 versus $16,570 for 1998, 2.6% and 5.2% of sales, respectively. The Company anticipates continuing favorable bad debt expense as a percentage of sales for 2000 due to the quality of its current distributors (customers).

     Income from operations in 1999 was $34,029, an increase of $6,149 from 1998, with an operating margin of 5.7% for 1999 and 8.7% for 1998, reflecting an increase in sales volume, an increase in operating costs, lower gross profit margin for Icy Splash - Second Generation and a seasonal fluctuation of sales volume. Net income and net income as a percent of sales for 1999 were $41,745 and 7.0%, compared to $24,665 and 7.7% for 1998.

     The Company expects the gross profit for 2000 to remain similar to 1999 as it continues to expand its market for Icy Splash - Second Generation. However, the operating margin and net income as a percent of sales are expected to increase, as the proceeds from the Company's sale of common stock provide funds for expansion of sales volume.

     Interest expense increased from $2,535 to $4,378 in 1999 versus 1998. There was an outstanding $65,000 note payable for the whole year during 1999 and a $100,000 note payable (paid down to $65,000) for only four months during 1998.

Liquidity and Capital Resources

     Working capital increased $42,220 from December 31, 1998 to December 31, 1999 because proceeds of profitable operations were used to fund inventory and receivables.

     Net cash flow used by operating activities was $29,759 for 1999, while $9,698 was provided by operations during 1998. During 1999 and 1998, cash was predominately used to fund increases in accounts receivable and inventory in order to facilitate increases in sales volume. However, during 1998 a more significant increase in accounts payable created a net provision of cash from operations.

     During 1999, $15,282 was collected against notes receivable, while during 1998, $53,620 was loaned to a vendor and $38,054 of the loaned amount was repaid. The Company made a loan to a vendor to help fund capital improvements. Repayment was recorded as the vendor performed services for the Company. The Company purchased $2,885 of fixed assets during 1999 and $3,449 in 1998.

     During 1999, a $65,000 note payable was refinanced. During 1998, the Company borrowed $100,000 from a third party and repaid $35,000 of the loan. Also during 1998, shareholder loans of $34,442 were repaid Costs of $28,813 were expended in 1998 for a private offering under Regulation D of the Securities Act of 1933, as amended.

Item 7.   Financial Statements.

     In response to this Item, the information contained on pages 18 to 29 of this annual report for the year ended December 31, 1999 is incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     There were no changes in or disagreements with the Company's principal independent accountant during the two most recent fiscal years.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons.

     The following table sets forth the current officers and directors of Icy
Splash:

Name                       Age         Position
----                       ---         --------

Joseph Aslan               44          President and Director

Shlomo Aslan               50          Vice President, Secretary and Director

Charles Tokarz             52          Chief Financial Officer, Treasurer and
                                       Director

Sy Aslan                   55          Director

     Directors are elected in accordance with the Company's by-laws to serve until the next annual stockholders meeting and until their successors are elected in their stead. Icy Splash does not currently pay compensation to directors for services in that capacity. Officers are elected by the Board of Directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the Board of Directors.

     Joseph Aslan, Shlomo Aslan and Sy Aslan are brothers.

     Joseph Aslan has served as the Company's President and Director since the Company's inception in June of 1996. Prior to joining the Company, from 1994 to 1996, Mr. Aslan was the co-owner and manager of Tribeca Classics, Inc., his family-owned textile business. Mr. Aslan has over 15 years of experience in finance and business management.

     Shlomo Aslan has served as the Vice President, Secretary and Director of the Company since the Company's inception in June of 1996. Prior to joining the Company, from 1994 to 1996, Mr. Aslan was the co-owner of Tribeca Classics, Inc., his family textile business. He has more than 25 years of business ownership experience, particularly in the restaurant and textile business. Mr. Aslan holds a BA in Accounting.

     Charles Tokarz is the Chief Financial Officer, Treasurer and Director of the Company. He has held this position since April of 1998. Prior to joining the Company, Mr. Tokarz served from 1997 to 1998 as Chief Financial Officer and Treasurer for Silver Star International, Inc., a publicly traded wholesale distributor of clothing and novelty items. From 1987 to 1997, he was self-employed as a Certified Public Accountant ("CPA"). From 1986 to 1987, Mr. Tokarz served as President of Gardner Capital, Corp., a small NASD broker-dealer specializing in equity financing for real estate projects. From 1984 to 1986, he served as Vice President of Finance for Retirement Corporation of America, a developer and manager of elderly housing and nursing home facilities. From 1978 to 1984, he served as Vice President and Controller for Fininvest, Ltd. and Appalachian Joint Venture, developers of luxury condominiums and office buildings. From 1976 to 1978, he served as Comptroller of the California Club, Inc., a country club owned by Caesar's World, Inc., a company listed on the New York Stock Exchange. He is a CPA and has over 20 years of business, financial and financial planning experience. Mr. Tokarz holds a BS and an MBA.

     Sy Aslan is a Director of the Company. He has held this position since the Company's incorporation in June of 1996. Since 1989, he has served as Director of Operations of United Management Technologies, a consulting firm focusing on developing and supporting effective management practices. He has been involved in the development and implementation of strategic management solutions for numerous Fortune 500 financial institutions for over 20 years. Mr. Aslan holds BS and MS degrees in management and Industrial Engineering.

Item 10.  Executive Compensation.

     To date, no member of management has collected any compensation from the Company in excess of $100,000 in any fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of March 28, 2000, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) all executive officers and directors of the Company as a group.


                                  Number of Shares   Percentage of Common Equity
                                  Beneficially       Beneficially
Name of Beneficial Owner(1)       Owned              Owned(2)
---------------------------       -----              --------


Joseph Aslan(3)                   2,970,000          44.9%

Shlomo Aslan(4)                   2,970,000          44.9%

Charles Tokarz(5)                 20,000(6)          .30%

Sy Aslan(7)                       100,000            1.5%

All officers and directors
as a group                        6,060,000          91.5%

----------
(1) To our knowledge, except as set forth in the footnotes to this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the address of each of the directors and executive officers in this table is as follows: Icy Splash Food & Beverage, Inc., 9-15 166th Street, Suite 5-B, Whitestone, New York 11357.

(2) Percentage beneficially owned is based upon 6,620,000 shares of common stock issued and outstanding as of March 28, 2000, including 20,000 shares issuable to Charles Tokarz and not including shares issuable upon the exercise of 950,000 Warrants issued in the Private Placement.

(3)  Joseph Aslan is the President and Director of the Company.

(4)  Shlomo Aslan is the Vice President, Secretary and Director of the Company.

(5) Charles Tokarz is the Chief Financial Officer, Treasurer and Director of the Company.

(6)  Such shares have not yet been issued to Mr. Tokarz.

(7)  Sy Aslan is a Director of the Company.


Item 12.  Certain Relationships and Related Transactions.

     On March 19, 1998, we entered into a consulting agreement with Charles Tokarz, our Chief Financial Officer, Treasurer and Director, for services rendered as Chief Financial Officer. The agreement provides that beginning March 20, 1998, Mr. Tokarz would provide services to the Company including assistance in correspondence and due diligence, liaisons with auditors, assistance in preparation of financial projections and assumptions, review of accounting reports and systems, analysis of acquisitions and preparation of quarterly unaudited financial statements. In consideration for these services, Icy Splash would provide payments of: (i) 20,000 shares of Icy Splash common stock; (ii) a retainer of $500; and (iii) payment of $35.00 per hour for services rendered as Chief Financial Officer. The agreement with Charles Tokarz was obtained on terms as favorable as could have been obtained from a non-affiliated party.

     During the Private Placement, certain immediate family members of one officer and one director of the Company purchased 300 units and 600 units for $1,500 and $3,000, respectively. The amount paid in each transaction was the full offering price of $5.00 per unit.

     The Company currently occupies approximately 120 square feet of office space subletted from Aslanco, Inc., a corporation wholly owned by Joseph Aslan, an executive officer and director of the Company. See "Description of Property." Rent of $400 per month will be accrued beginning January 1, 2000.

     All future transactions, including loans, if any, between the Company and its officers, directors and principal shareholders and their affiliates and any transactions between the Company and any entity with which its officers, directors or principal shareholders are affiliated will be subject to the approval of a majority of the Company's board of directors, including the majority of the independent and disinterested outside directors of the board of directors and must be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits


         EXHIBIT NO.   DESCRIPTION

         3.1        Certificate of Incorporation of Icy Splash*

         3.2        By-Laws of Icy Splash*

         4.1        Specimen Common Stock certificate of Icy Splash*

         4.2        Specimen Common Stock Purchase Warrant certificate of Icy
                    Splash*

         10.1 Revised Financial Consulting Agreement between Icy Splash and The Southern Companies, dated April 27, 1999*

         10.2 Consulting Agreement between Charles Tokarz and Icy Splash, dated March 19, 1998*

         10.3       Contract of Sale of 494-504 Wortman Avenue, Brooklyn, N.Y.*

         11.1       Statement re: Computation of Per Share Earnings

         21.1       List of Subsidiaries (Icy Splash has no subsidiaries)

         27.1       Financial Data Schedule


----------
* Previously filed as an exhibit to our registration statement on Form 10-SB, which was filed on May 21, 1999, and incorporated herein by reference.


(b)  Reports on Form 8-K

     Icy Splash did not file any reports on Form 8-K during the fiscal year ended December 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ICY SPLASH FOOD & BEVERAGE, INC.

                                           By:      /s/ Joseph Aslan
                                                    -----------------------
                                                    Joseph Aslan,
                                                    President and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                           Title                                Date
---------                           -----                                ----


/s/ Joseph Aslan           President and Director                 April 14, 2000
----------------------
Joseph Aslan


/s/ Shlomo Aslan           Vice President, Secretary and          April 14, 2000
----------------------     Director
Shlomo Aslan


/s/ Charles Tokarz         Chief Financial Officer, Treasurer     April 14, 2000
----------------------     and Director
Charles Tokarz


/s/ Sy Aslan               Director                               April 14, 2000
----------------------
Sy Aslan

               MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING


The Company's management is responsible for the preparation of the Financial Statements in accordance with generally accepted accounting principles and for the integrity of all the financial data included in this Form 10-KSB. In preparing the Financial Statements, management makes informed judgements and estimates of the expected effects of events and transactions that are currently being reported.

Management maintains a system of internal accounting controls that is designed to provide reasonable assurance that assets are safeguarded and that transactions are executed and recorded in accordance with management's policies for conducting its business. This system includes policies which require adherence to ethical business standards and compliance with all laws to which the Company is subject. The internal controls process is continuously monitored by direct management review.

The Board of Directors are responsible for determining that management fulfils its responsibility with respect to the Company's Financial Statements and the system of internal accounting controls.


/s/ Joseph Aslan                                       /s/ Charles Tokarz
------------------------                              --------------------------
President                                             Chief Financial Officer



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Icy Splash Food and Beverage, Inc.
Whitestone, New York

We have audited the balance sheets of Icy Splash Food and Beverage, Inc. as of December 31, 1999 and 1998, and the related statements of income, changes in shareholders' equity and cash flows for the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, financial statements referred to above present fairly, in all material respects, the financial position of Icy Splash Food and Beverage, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                 /s/ LAZAR LEVINE & FELIX LLP
                                                 ----------------------------
                                                 LAZAR LEVINE & FELIX LLP

New York, New York
March 23, 2000

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998


                                   - ASSETS -

                                                                                 1999           1998
                                                                              ---------      ---------
CURRENT ASSETS:
     Cash                                                                     $   3,802      $  20,314
     Accounts receivable, net of allowance for doubtful accounts of
        $2,000 and $4,163 for 1999 and 1998, respectively (Notes 6 and 8)        96,529         69,833
     Notes receivable (Note 3)                                                    1,485         34,610
     Inventory (Note 2d)                                                        129,147         60,881
     Prepaid expenses                                                            17,970          3,000
     Deferred taxes (Note 5)                                                     13,000           --
                                                                              ---------      ---------
TOTAL CURRENT ASSETS                                                            261,933        188,638
                                                                              ---------      ---------
FIXED ASSETS (Note 2c):
     Warehouse equipment                                                          5,000          5,000
     Office equipment                                                            12,279          9,394
                                                                              ---------      ---------
                                                                                 17,279         14,394
     Less: accumulated depreciation                                               8,033          4,673
                                                                              ---------      ---------
                                                                                  9,246          9,721
                                                                              ---------      ---------

                                                                              $ 271,179      $ 198,359
                                                                              =========      =========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Notes payable (Note 4)                                                   $  65,000      $  65,000
     Accounts payable                                                            78,157         53,900
     Accrued expenses and other current liabilities                              21,279         15,537
     Shareholders' loans                                                            850           --
     Income taxes payable (Notes 2e and 5)                                          680            454
                                                                              ---------      ---------
TOTAL CURRENT LIABILITIES                                                       165,966        134,891
                                                                              ---------      ---------
COMMITMENTS AND CONTINGENCIES (Notes 6,8 and 9)

SHAREHOLDERS' EQUITY (Note 7):
     Preferred stock, $.001 par value, 1,000,000 shares authorized,
       zero shares issued and outstanding for 1999 and 1998                        --             --
     Common stock, $.001 par value, 50,000,000 shares authorized,
       6,600,000 shares issued and outstanding for 1999 and 1998                  6,600          6,600
     Additional paid-in capital                                                 174,587        174,587
     Accumulated deficit                                                        (75,974)      (117,719)
                                                                              ---------      ---------
                                                                                105,213         63,468
                                                                              ---------      ---------
                                                                              $ 271,179      $ 198,359
                                                                              =========      =========

   The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                              STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                          1999           1998
                                                       ---------      ---------

NET SALES (Notes 2i, 6 and 8)                          $ 600,086      $ 320,802
                                                       ---------      ---------

COST OF GOODS SOLD:
     Inventory - beginning of year                        60,881         35,316
     Purchases                                           475,704        212,187
                                                       ---------      ---------
                                                         536,585        247,503
     Inventory - end of year                             129,147         60,881
                                                       ---------      ---------

TOTAL COST OF GOODS SOLD                                 407,438        186,622
                                                       ---------      ---------

GROSS PROFIT                                             192,648        134,180
                                                       ---------      ---------

OPERATING EXPENSES (Note 6):
     Selling expenses                                     63,105         55,319
     General and administrative expenses                  95,514         50,981
                                                       ---------      ---------
                                                         158,619        106,300
                                                       ---------      ---------

INCOME FROM OPERATIONS                                    34,029         27,880

OTHER INCOME (EXPENSES):
     Interest expense                                     (4,378)        (2,535)
                                                       ---------      ---------

INCOME BEFORE TAXES                                       29,651         25,345

     Provision for income taxes (Note 2e and 5)          (12,094)           680
                                                       ---------      ---------

NET INCOME                                             $  41,745      $  24,665
                                                       =========      =========

EARNINGS PER SHARE (Note 2j):

     Basic                                             $    0.01      $    --
                                                       =========      =========
     Diluted                                           $    0.01      $    --
                                                       =========      =========

   The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                             Common Stock         Additional
                                                       -----------------------      Paid-in       Accumulated
                                                         Shares        Amount       Capital         Deficit        Total
                                                       -------------------------------------------------------------------
Balance, December 31, 1997                             6,100,000     $   6,100     $ 203,900      $(142,384)     $  67,616

Net costs from issuance of common stock
and warrants - private placement offering (Note 7)       500,000           500       (29,313)          --          (28,813)

Net income, December 31, 1998                               --            --            --           24,665         24,665
                                                       ---------     ---------     ---------      ---------      ---------

Balance, December 31, 1998                             6,600,000         6,600       174,587       (117,719)        63,468

Net income, December 31, 1999                               --            --            --           41,745         41,745
                                                       ---------     ---------     ---------      ---------      ---------

BALANCE, DECEMBER 31, 1999                             6,600,000     $   6,600     $ 174,587      ($ 75,974)     $ 105,213
                                                       =========     =========     =========      =========      =========




   The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
                                                                                           1999           1998
                                                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                         $  41,745      $  24,665
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
          Depreciation                                                                      3,360          2,579
Provision for bad debts                                                                    15,786         16,570
     Changes in assets and liabilities:
          Increase In accounts receivable                                                 (24,638)       (45,822)
          Increase in inventories                                                         (68,266)       (25,565)
          Increase in prepaid expenses                                                    (14,970)          --
          Increase in deferred taxes                                                      (13,000)          --
          Increase in accounts payable                                                     24,257         47,557
          Increase (decrease) in accrued expenses and other current liabilities             5,967        (10,286)
                                                                                        ---------      ---------
               Net cash (used) provided by operating activities                           (29,759)         9,698
                                                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                              (2,885)        (3,449)
     Increase in note receivable                                                             --          (53,620)
     Repayments of note receivable                                                         15,282         38,054
                                                                                        ---------      ---------
               Net cash provided (used) by investing activities                            12,397        (19,015)
                                                                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term debt                                                         65,000        100,000
     Repayments of short-term debt                                                        (65,000)       (35,000)
     Net cost from issuance of common stock                                                  --          (28,813)
     Proceeds from shareholders loans                                                         850           --
     Repayments of shareholders loans                                                        --          (34,442)
     Deferred offering costs                                                                 --           27,886
                                                                                        ---------      ---------
               Net cash provided by financing activities                                      850         29,631
                                                                                        ---------      ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (16,512)        20,314

     Cash and cash equivalents, at beginning of year                                       20,314           --
                                                                                        ---------      ---------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                                               $   3,802      $  20,314
                                                                                        =========      =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     During the year ended December 31, 1998, the Company  transferred a customer's accounts receivable  balance to notes receivable in the amount of $25,544

     Cash during the period for:
          Income taxes paid                                                             $     680      $   1,527
                                                                                        =========      =========
          Interest paid                                                                 $   1,128      $     131
                                                                                        =========      =========

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


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

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     (d)  Inventories:

          Inventories are stated at the lower of cost or market (first-in first-out method) and consist mainly of raw materials.

          Inventory consists of the following:

                                                            1998          1999
                                                          --------      --------

          Finished product                                $ 13,791      $   --
          Flavoring , bottles and packaging materials      115,356        60,881
                                                          --------      --------
                                                          $129,147      $ 60,881
                                                          ========      ========

     (e)  Income Taxes:

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

          The Company has a net operating loss carryforward as of its year end, December 31, 1999, of approximately $50,000 which may be applied against future taxable income, and which expires in the year 2012 (See
          Note 5).

     (f)  Statements of Cash Flows:

          For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     (g)  Comprehensive Income:

          In June 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income"("SFAS 130"), which prescribes standards for reporting other comprehensive income and its components. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not yet required.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     (h)  Advertising Costs:

          Advertising costs, which are included in selling expenses, are expensed as incurred. For the years ended December 31, 1999 and 1998 advertising costs, including promotion, aggregated $28,664 and $22,504, respectively.

     (i)  Revenue Recognition:

          The Company recognizes operating revenue at the point of passage of title, which is generally upon shipment of goods to customers.

     (j)  Earnings Per Share:

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

          The following average shares were used for the computation of basic and diluted earnings per share:

          Year ended December 31,             1999               1998
                                            -------            -------
          Basic                            6,600,000          6,290,945
          Diluted                          7,550,000          6,653,741

     (k)  Stock-Based Compensation:

          Financial Accounting Standards Board Statement No. 123 "Accounting For Stock Based Compensation" ("SFAS 123") requires the Company to either record compensation expense or to provide additional disclosure with respect to stock awards and stock option grants made after December 31, 1994. The accompanying notes to financial statements include the disclosures required by SFAS No. 123.

NOTE 3 -  NOTES RECEIVABLE:

          At December 31, 1999 and 1998, the Company was owed $1,485 and $15,565, respectively, from a vendor who is a co-packer of the Company's products. The vendor had agreed to pay back the loan by providing services equal to $1,500 a month for 12 months beginning June 1, 1998. At December 31, 1999 the co-packer has provided such services and made payments. Management believes the remaining balance at December 31, 1999 is fully collectible.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 3 -  NOTES RECEIVABLE (Continued):

          At December 31, 1998, the Company was owed $25,544 by a customer (distributor) for the Company's products. The customer had agreed to pay at least $1,000 a month beginning August 15, 1998, with no interest if the entire balance was paid by June 1999 and 1.1% interest per month on the unpaid balance thereafter. At December 31, 1998, the customer had paid approximately four of five payments due and a collection allowance of $6,500 was recorded. During 1999, only $1,200 was paid by the customer and the note was deemed uncollectible by Management and accordingly reserved 100% as a bad debt.

NOTE 4 -  NOTE PAYABLE:

          On June 25, 1999, the Company received a bank loan aggregating $65,000 with an annual interest rate of 4.5%, payable on December 22, 1999, which was subsequently renewed and is now due on June 22, 2000. The bank loan is secured by certificates of deposit belonging to two major shareholders. Proceeds from the note were used to repay a prior $65,000 loan due on June 30, 1999.

NOTE 5 -  INCOME TAXES:

          The components of the provision for income taxes are as follows:

                                                1999              1998
                                              --------          --------
          Current:
             Federal                          $   --            $   --
             State                                 906               680
                                              --------          --------
                                                   906               680
                                              --------          --------
          Deferred:
             Federal                            (5,000)             --
             State                              (8,000)             --
                                              --------          --------
                                               (13,000)             --
                                              --------          --------
          Provision for income taxes          $(12,094)         $    680
                                              ========          ========

          The tax effects of temporary differences that give rise to deferred tax assets are presented below:

                                                1999              1998
                                              --------         ---------

          Net operating losses                $ 13,000          $ 25,000
          Valuation allowances                    --             (25,000)
                                              --------         ---------
                                              $ 13,000         $    --
                                              ========         =========

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 5 -  INCOME TAXES:

          A reconciliation of the difference between the expected tax rate using the statutory federal tax rate and the Company's effective tax rate is as follows:

          Years Ended December 31                                1999      1998
          -----------------------                                ----      ----

          U.S. Federal income tax statutory rate                (15.0)%      --
          State income tax, net of federal income tax benefit   (25.8)      2.7%
                                                                -----      ----
          Effective tax rate                                    (40.8)%     2.7%
                                                                =====      ====

NOTE 6 -  RELATED PARTY TRANSACTIONS:

     (a) During December 1998, the Company initiated sales of product to a distributor. Certain members of management of the company personally agreed to provide financing and organizational support to the distributor. In exchange for the financial support, the distributor agreed to provide experience, sales representatives, contacts and a full-service operating distribution business including a warehouse for, but not limited to, the Company's product. The shareholders have not received any form of compensation or other benefits for their loans and managerial assistance. Management believes that all transactions between the Company and the distributor are at arm's length. For the year ended December 31, 1999, approximate sales to the distributor and accounts receivable were $308,700 and $61,100, respectively. For the year ended December 31, 1998, approximate sales to the distributor and accounts receivable were $43,500 and $40,600, respectively. At December 31, 1999, financing provided to this distributor by members of management aggregated approximately $160,000.

     (b) During September 1999, the Company initiated sales of product to a distributor which is owned by one of the Company's shareholders. For the year ended December 31, 1999 approximate sales and promotion expense passthroughs were $19,700 and $2,400, respectively. Accounts receivable at December 31, 1999 of approximately $21,000 was paid in January 2000.

     (c) During the Company's 1998 private placement (See Note 7) certain immediate family members of one officer and one director of the Company purchased 300 units and 600 units for $1,500 and $3,000, respectively. The amount paid in each transaction was the full offering price of $5.00 per unit.

NOTE 7 -  STOCKHOLDERS' EQUITY:

          Private Placement Offering:

          During 1998, the Company commenced selling common stock through a private placement memorandum. The offering was for the sale of 10,000 units at an offering price of $5.00 per unit, of which, each unit consists of 50 shares of common stock and 95 redeemable common stock purchase warrants. The common stock and warrants may be separately transferred at any time after issuance, subject to restrictions contained in the private placement memorandum. Each warrant entitles the holder to purchase one share of the Company's common stock for $1. The exercise price of the warrants and the number of shares issuable upon exercise of the warrants are also subject to adjustment to protect against dilution. The Company may also redeem the warrants at a price of $.01 per warrant upon the occurrence of certain market conditions. Unless extended by the Company, the warrants will expire on January 20, 2002. As of December 31, 1998, all 10,000 units had been sold. Costs in excess of proceeds received aggregating $28,813 were reflected as a reduction of shareholders' equity at December 31, 1998.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 7 -  STOCKHOLDERS' EQUITY (continued):

          Private Placement Offering (continued):

          The common stock and warrants included in the units have not been registered, and are not required to be, under the Securities Act of 1933 ("the Act"). These securities have been offered in the absence of any registration under the Act through the Company's intended compliance with Rule 504 under Regulation D promulgated under the Act. Pursuant to Rule 504, the shares are freely transferable subject to various state securities laws.

          Subsequent Event:

          On January 7, 2000, the Company filed a Form SB-2 registration statement with the Securities and Exchange Commission to register the 950,000 shares of common stock issuable upon the exercise of the Common Stock Purchase Warrants. A comment letter was received from the Securities and Exchange Commission during February 2000. A response to the comment letter has been prepared and will be submitted subsequent to the completion of the Company's Form 10-KSB.

NOTE 8 -  ECONOMIC DEPENDENCY:

          For the year ended December 31, 1999 sales to two customers each exceeded 10% of the Company's total sales. The approximate sales to these customers were $308,700 and $152,000, respectively. The corresponding accounts receivable from these customers were $61,100 and $15,700, respectively.

          For the year ended December 31, 1998 sales to three customers each exceeded 10% of the Company's total sales. The approximate sales to these customers were $43,500, $157,300 and $53,600, respectively. The corresponding accounts receivable from these customers were $40,600, $32,200 and $0, respectively.

NOTE 9 -  COMMITMENTS AND CONTINGENCIES:

          Litigation:

          The Company is a plaintiff in a lawsuit with a predecessor company, "Icy Splash, Inc.," and a former shareholder of Icy Splash, Inc. This case is presently pending in the Supreme Court, Kings County. The Company has secured a preliminary injunction against the defendants enjoining them from misappropriating the Company's intellectual property rights, including the use of the trademark "Icy Splash". The defendants initially filed a notice of appeal relating to the injunction, however, their time to perfect the appeal has expired. The case to convert the preliminary injunction to a permanent injunction is proceeding on the merits. Depositions have been conducted and a notice of trial will be filed on or before May 1, 2000. Management believes this suit will be resolved in favor of the Company.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 9 -  COMMITMENTS AND CONTINGENCIES (continued):

          Consulting Agreement:

          On March 19, 1998, the Company entered into a consulting agreement with an individual to act as the Company's Chief Financial Officer. As part of the consideration for these services, the Company would issue 20,000 shares of common stock, at a value of $1,600. To date, the shares of stock have not been issued, although the accompanying financial statements reflect an accrual for compensation expense in 1998.