Form 10QSB
period 2000-03-31
ICY SPLASH FOOD & BEVERAGE INC
filed 2000-05-12
CIK 1070906

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   ----------

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                                   ----------

                         Commission file number 0-26155

                        ICY SPLASH FOOD & BEVERAGE, INC.
        (Exact name of small business issuer as specified in its charter)


                  New York                                       11-3329510
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)


                          9-15 166th Street, Suite 5-B
                              Whitestone, NY 11357
                    (Address of principal executive offices)


                                 (718) 746-3585
                (Issuer's telephone number, including area code)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,600,000 shares of common stock as of May 1, 2000.


     Transitional Small Business Disclosure Format (check one)

Yes [ ]  No [X]

                                      INDEX

PART I FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               a)   Balance  Sheets as of March 31,  2000  (unaudited)
                    and December 31, 1999 ...............................      3

               b)   Statements  of  Operations  for the  three  months
                    ended March 31, 2000 and 1999 (unaudited) ...........      4

               c)   Statements  of Cash  Flows  for the  three  months
                    ended March 31, 2000 and 1999 (unaudited) ...........      5

               d)   Notes to Financial Statements (unaudited) ...........      6

               e)   Independent Accountants' Review Report ..............      7


     ITEM 2.   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ...................... 8 to 9


PART II OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K .........................     10

               a)   EXHIBITS ............................................     10

               b)   REPORTS ON FORM 8-K .................................     10

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                  ICY SPLASH FOOD AND BEVERAGE, INC.
                            BALANCE SHEETS


                              - ASSETS -
                                                                  March 31,   December 31,
                                                                    2000         1999
                                                                  ---------   ------------
                                                                 (Unaudited)
CURRENT ASSETS:
Cash                                                              $  11,065    $   3,802
Accounts receivable, net of allowance for doubtful accounts of
   $3,000 and $2,000 for March 31 and December 31, respectively      71,942       96,529
Notes receivable                                                      1,485        1,485
Inventory                                                           121,578      129,147
Prepaid expenses                                                     22,945       17,970
Deferred taxes                                                       13,000       13,000
                                                                  ---------    ---------

TOTAL CURRENT ASSETS                                                242,015      261,933
                                                                  ---------    ---------

FIXED ASSETS:
Warehouse equipment                                                   5,000        5,000
Office equipment                                                     14,749       12,279
                                                                  ---------    ---------
                                                                     19,749       17,279
Less: accumulated depreciation                                        8,933        8,033
                                                                  ---------    ---------
                                                                     10,816        9,246
                                                                  ---------    ---------

                                                                  $ 252,831    $ 271,179
                                                                  =========    =========

               - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
Notes payable                                                     $  65,000    $  65,000
Accounts payable                                                     54,639       78,157
Accrued expenses and other current liabilities                       18,908       21,279
Shareholders' loans                                                  31,725          850
Income taxes payable                                                    395          680
                                                                  ---------    ---------

TOTAL CURRENT LIABILITIES                                           170,667      165,966
                                                                  ---------    ---------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized,
zero shares issued and outstanding for 2000 and 1999                   --           --
Common stock, $.001 par value, 50,000,000 shares authorized,
6,600,000 shares issued and outstanding                               6,600        6,600
Additional paid-in capital                                          174,587      174,587
Accumulated deficit                                                 (99,023)     (75,974)
                                                                  ---------    ---------
                                                                     82,164      105,213
                                                                  ---------    ---------

                                                                  $ 252,831    $ 271,179
                                                                  =========    =========


                  See notes to financial statements.

                  ICY SPLASH FOOD AND BEVERAGE, INC.
                       STATEMENTS OF OPERATIONS
                              (Unaduited)


                                                   Three Months Ended March 31,
                                                      2000            1999
                                                    ---------      ---------

NET SALES                                           $ 126,503      $ 114,234

COST OF SALES                                         100,258         81,499
                                                    ---------      ---------

GROSS PROFIT                                           26,245         32,735
                                                    ---------      ---------

OPERATING EXPENSES:
Selling expenses                                       23,473         15,330
General and administrative expenses                    24,572         13,315
                                                    ---------      ---------
                                                       48,045         28,645
                                                    ---------      ---------

(LOSS) INCOME FROM OPERATIONS                         (21,800)         4,090

OTHER EXPENSES:
Interest expense                                       (1,079)        (1,625)
                                                    ---------      ---------


(LOSS) INCOME BEFORE TAXES                            (22,879)         2,465

Provision for income taxes                                170            680
                                                    ---------      ---------

NET (LOSS) INCOME                                   $ (23,049)     $   1,785
                                                    =========      =========

EARNINGS (LOSS) PER SHARE:

Basic                                               $    --        $    --
                                                    =========      =========
Diluted                                             $    --        $    --
                                                    =========      =========


                  See notes to financial statements.

                  ICY SPLASH FOOD AND BEVERAGE, INC.
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                          For the Three Months
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:            Ended March 31,
                                                           2000          1999
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                        $(23,049)     $  1,785
Adjustments to reconcile net (loss)
 income to net cash used in operating
 activities:
Depreciation                                                  900           750
Provision for bad debts                                     1,000          --
Changes in assets and liabilities:
Decrease in accounts receivable                            23,587        16,924
Decrease (increase) in inventories                          7,569        (7,895)
(Increase) in prepaid expenses                             (4,975)       (6,680)
(Decrease) in accounts payable                            (23,518)      (20,297)
(Decrease) increase in accrued expenses
 and other current liabilities                             (2,656)        1,203
                                                         --------      --------
Net cash used by operating activities                     (21,142)      (14,210)
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                   (2,470)       (2,885)
Repayments of note receivable                                --             500
                                                         --------      --------
Net cash used in investing activities                      (2,470)       (2,385)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholders loans                           30,875        13,000
                                                         --------      --------
Net cash provided  by financing activities                 30,875        13,000
                                                         --------      --------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        7,263        (3,595)


Cash and cash equivalents, at beginning of year             3,802        20,314
                                                         --------      --------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD              $ 11,065      $ 16,719
                                                         ========      ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash during the period for:
Income taxes paid                                        $    455      $   --
Interest paid                                            $  1,079      $   --





                  See notes to financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31,2000
                                   (UNAUDITED)



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

     In the opinion of management, the accompanying unaudited interim financial statements, which have been reviewed by our auditors, of Icy Splash Food and Beverage, Inc. contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2000 and December 31, 1999 (audited) and the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999.

     The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1999.

NOTE 2 - SHAREHOLDERS' LOANS:

     At March 31, 2000 and December 31, 1999 the Company owed an aggregate of $31,725 and $850, respectively to one of its shareholders. The loan is non-interest bearing and has no formal repayment terms.

                  REVIEW REPORT ON INTERIM FINANCIAL STATEMENTS
                  ---------------------------------------------


Board of Directors
Icy Splash Food and Beverage, Inc.


We have reviewed the accompanying financial statements of Icy Splash Food and Beverage, Inc. as of March 31, 2000, and for the three-month period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.



                                             /s/ LAZAR LEVINE & FELIX LLP
                                             ----------------------------
                                             LAZAR LEVINE & FELIX LLP

New York, New York
May 4, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for Icy Splash Food & Beverage, Inc. (the "Company") increased 10.7%, from $114,234 in the three months ended March 31, 1999 to $126,503 in the three months ended March 31, 2000. The increase reflects the introduction of new beverage products manufactured by other companies. While sales of the Company's in-house brands, Icy Splash - Clear and Icy Splash - Second Generation, decreased from $114,234 in the first three months of 1999 to $33,418 in the first three months of 2000, sales of other manufacturers' beverages increased from $0 in 1999 to $93,085 in 2000. Although sales of other manufacturers' food and beverage products are part of the Company's business plan, a disproportionately large percentage of other manufacturers' products were sold in the first quarter of 2000. There were two reasons: opportunities to establish relationships with other distributors/manufacturers and payment terms for purchase of other products more favorable to the Company than its co-packers' terms to produce Icy Splash products.

     The gross profit margin decreased to 20.8% in the first quarter of 2000 from 28.7% in the first quarter of 1999. The decrease in profit margin was predominately caused by the disproportionately large percentage of sales of other manufacturers' products. Management anticipates a product sales mix significantly weighted towards the Company's own products for the remainder of 2000 and, consequently, a more favorable gross profit.

     Selling expenses were $23,473 in the first three months of 2000, compared with $15,330 in the first three months of 1999, 18.6% and 13.4% of sales, respectively. The increase in the dollar volume and percentage of selling expenses in 2000 is due to the increase in sales volume and the introduction of new products.

     General and administrative expenses were $24,572 in the first three months of 2000, compared with $13,315 in the first three months of 1999, 19.4% and 11.7% of sales, respectively. Both the amount and percentage of expenses have increased as the Company is positioning itself for higher sales volume after the anticipated raising of equity through the exercise of warrants and sale of stock during 2000. The following items specifically explain the increased activity. Rent was $1,200 in the first three months of 2000, compared with $1,079 in the first three months of 1999, 0.9% and 0.9% of sales, respectively. The Company moved into a better equipped office in January 2000. While the 1999 first quarter rent expense was a one-time expense for equipment rental, office rent will continue in 2000. Professional fees were $9,625 in the first three months of 2000, compared with $4,454 in the first three months of 1999, 7.6% and 3.9% of sales, respectively. Telephone expenses were $2,996 in the first three months of 2000, compared with $2,050 in the first three months of 1999, 2.4% and 1.8% of sales, respectively. Travel and entertainment expenses were $1,971 in the first three months of 2000, compared with $237 in the first three months of 1999, 1.6% and 0.2% of sales, respectively.

     Bad debt expense was $1,000 for the first three months of 2000 versus $0 for the first three months of 1999, 0.8% and 0% of sales, respectively, because there was no estimate for bad debt expense during the first quarter of 1999. The Company anticipates continuing favorable bad debt expense as a percentage of sales for 2000 due to the quality of its current distributors (customers).

     There was a loss from operations for the first quarter of 2000 of $21,800, compared with a profit of $4,090 for the first quarter of 1999, with an operating margin of (17.2%) for the first quarter of 2000 and 3.6% for the first quarter of 1999. Net income (loss) and net income (loss) as a percent of sales for the first three months of 2000 were ($23,049) and (18.2%), compared to $1,785 and 1.6% for the first three months of 1999.

     Interest expense decreased from $1,625 to $1,079 in the first quarter of 2000 versus the first quarter of 1999, because the Company refinanced a $65,000 note on June 30, 1999 at a more favorable interest rate.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital decreased $24,619 from December 31, 1999 to March 31, 2000 predominately from the net loss in the first quarter of 2000.

     Net cash flow used by operating activities was $21,142 and $14,210 for the first quarters of 2000 and 1999, respectively, reflecting the least favorable quarter of the year (January through March) for selling soft drink beverages, because of colder weather in the Company's market area.

     The Company purchased $2,470 of fixed assets during the first three months of 2000 and $2,885 during the first three months of 1999.

         During the first quarter of 2000, the Company borrowed $30,875 from shareholders and during the first quarter of 1999 it borrowed $13,000 from shareholders.

         The Company believes that its cash flow from operations will be sufficient to meet its financing requirements for at least the next twelve months of operations.

PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibit 11 - Computation of Earnings Per Share

               Exhibit 27 - Financial Data Schedule

          b)   Reports on Form 8-K

               The Company did not file any Current Reports on Form 8-K during the three month period ended March 31, 2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                        ICY SPLASH FOOD & BEVERAGE, INC.

May 12, 2000                            By: /s/ Joseph Aslan
                                            ----------------------------
                                            Joseph Aslan,
                                            President