Form 10QSB
period 2000-06-30
ICY SPLASH FOOD & BEVERAGE INC
filed 2000-08-14
CIK 1070906

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   ----------

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X]  No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,600,000 shares of common stock as of August 14, 2000.


     Transitional Small Business Disclosure Format (check one)

Yes [_]  No [X]

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               a)   Balance Sheets as of June 30,  2000  (unaudited)
                    and December 31, 1999 ...............................      1

               b)   Statements of Operations for the three and six months
                    ended June 30, 2000 and 1999 (unaudited) ...........       2

               c)   Statements of Cash Flows for the six months
                    ended June 30, 2000 and 1999 (unaudited) ...........       3

               d)   Notes to Financial Statements (unaudited) ...........      4


     ITEM 2.   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ......................    5-6


PART II OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               a)   EXHIBITS ............................................      7

               b)   REPORTS ON FORM 8-K .................................      7

SIGNATURES ..............................................................      7

EXHIBIT 11.1 ............................................................      8

EXHIBIT 27...............................................................      9

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                       ICY SPLASH FOOD AND BEVERAGE, INC.
                                 BALANCE SHEETS


                                   - ASSETS -

                                                                    June 30,   December 31,
                                                                      2000        1999
                                                                   ---------    ---------
                                                                  (Unaudited)
CURRENT ASSETS:
  Cash                                                             $   4,189    $   3,802
  Accounts receivable, net of allowance for doubtful accounts of
    $4,000 and $2,000 for June 30 and December 31, respectively       60,641       96,529
  Notes receivable                                                      --          1,485
  Inventory                                                          222,385      129,147
  Deferred taxes                                                       6,000        6,000
                                                                   ---------    ---------

TOTAL CURRENT ASSETS                                                 293,215      236,963
                                                                   ---------    ---------
FIXED ASSETS:
  Warehouse equipment                                                  5,000        5,000
  Office equipment                                                    14,749       12,279
                                                                   ---------    ---------
                                                                      19,749       17,279
  Less: accumulated depreciation                                       9,933        8,033
                                                                   ---------    ---------
                                                                       9,816        9,246
                                                                   ---------    ---------

                                                                   $ 303,031    $ 246,209
                                                                   =========    =========


                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
  Notes payable                                                    $  65,000    $  65,000
  Accounts payable                                                    62,508       78,157
  Accrued expenses and other current liabilities                      19,647       21,279
  Shareholders' loans                                                107,708          850
  Income taxes payable                                                   469          680
                                                                   ---------    ---------

TOTAL CURRENT LIABILITIES                                            255,332      165,966
                                                                   ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000 shares authorized,
    zero shares issued and outstanding for 2000 and 1999                --           --
  Common stock, $.001 par value, 50,000,000 shares authorized,
    6,600,000 shares issued and outstanding                            6,600        6,600
  Additional paid-in capital                                         174,587      174,587
  Accumulated deficit                                               (133,488)    (100,944)
                                                                   ---------    ---------
                                                                      47,699       80,243
                                                                   ---------    ---------

                                                                   $ 303,031    $ 246,209
                                                                   =========    =========


                       See notes to financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaduited)


                                     Three Months Ended June 30,  Six Months Ended June 30,
                                          2000         1999           2000         1999
                                       ---------     ---------     ---------     ---------
NET SALES                              $ 170,865     $ 200,780     $ 297,368     $ 315,014

COST OF SALES                            127,087       127,738       227,345       209,237
                                       ---------     ---------     ---------     ---------

GROSS PROFIT                              43,778        73,042        70,023       105,777
                                       ---------     ---------     ---------     ---------

OPERATING EXPENSES:
  Selling expenses                        23,892        20,129        47,365        35,459
  General and administrative expenses     23,453        25,537        53,000        43,852
                                       ---------     ---------     ---------     ---------
                                          47,345        45,666       100,365        79,311
                                       ---------     ---------     ---------     ---------

(LOSS) INCOME FROM OPERATIONS             (3,567)       27,376       (30,342)       26,466

OTHER EXPENSES:
  Interest expense                          (783)       (1,625)       (1,862)       (3,250)
                                       ---------     ---------     ---------     ---------

(LOSS) INCOME BEFORE TAXES                (4,350)       25,751       (32,204)       23,216

  Provision for income taxes                 170          --             340           680
                                       ---------     ---------     ---------     ---------

NET (LOSS) INCOME                      $  (4,520)    $  25,751     $ (32,544)    $  22,536
                                       =========     =========     =========     =========

EARNINGS (LOSS) PER SHARE:

  Basic                                $    --       $    --       $    --       $    --
                                       =========     =========     =========     =========
  Diluted                              $    --       $    --       $    --       $    --
                                       =========     =========     =========     =========


                       See notes to financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            For the Six Months Ended
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:                                                   June 30,
                                                                                               2000           1999
                                                                                            ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                         $ (32,544)      $  22,536
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Depreciation                                                                                1,900           1,500
    Provision for bad debts                                                                     2,000           8,445
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                                                 33,888         (38,736)
    Increase in inventories                                                                   (93,238)        (43,819)
    Increase (decrease) in accounts payable                                                   (15,649)          4,968
    Decrease in accrued expenses and other current liabilities                                 (1,843)         (5,110)
                                                                                            ---------       ---------
      Net cash used by operating activities                                                  (105,486)        (50,216)
                                                                                            ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                                     (2,470)         (2,885)
  Repayments of note receivable                                                                 1,485          21,281
                                                                                            ---------       ---------
      Net cash provided (used) in investing activities                                           (985)         18,396
                                                                                            ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term debt                                                                  --            65,000
  Repayments of short-term debt                                                                  --           (65,000)
  Proceeds from shareholders loans                                                            106,858          13,000
                                                                                            ---------       ---------
      Net cash provided  by financing activities                                              106,858          13,000
                                                                                            ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              387         (18,820)

  Cash and cash equivalents, at beginning of year                                               3,802          20,314
                                                                                            ---------       ---------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                 $   4,189       $   1,494
                                                                                            =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash during the period for:
    Income taxes paid                                                                       $     551       $     680
    Interest paid                                                                           $   1,534       $    --


                       See notes to financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30,2000
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

In the opinion of management, the accompanying unaudited interim financial statements of Icy Splash Food and Beverage, Inc. contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2000 and December 31, 1999 (audited) and the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999.

The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1999.

NOTE 2 - SHAREHOLDERS' LOANS:

At June 30, 2000 and December 31, 1999 the Company owed an aggregate of $107,708 and $850, respectively to one of its shareholders. The loan is non-interest bearing and has no formal repayment terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the Company decreased 14.9% from $200,780 in the second quarter of 1999 to $170,865 in the second quarter of 2000 and decreased 5.6%, from $315,014 in the six months ended June 30, 1999 to $297,368 in the six months ended June 30, 2000. The decrease reflects the Company's lack of capital to fund an increase in sales. The ongoing regulatory approval process to allow the Company to raise equity by selling securities has taken longer than anticipated, and has curtailed growth.

The gross profit margin decreased to 25.6% in the second quarter of 2000 from 36.4% in the second quarter of 1999 and decreased to 23.6% in the first six months of 2000 from 33.6% in the first six months of 1999. The decrease in profit margin was predominately caused by the disproportionately large percentage of sales of other manufacturers' products during the first six months of 2000 - $126,731 in 2000 versus $0 in 1999. There were two reasons:
(1)opportunities to establish relationships with other distributors and manufacturers in accordance with the Company's long-term business plan and
(2)payment terms for purchase of other manufacturer's products more favorable than the Company's co-packers' terms to produce its own products. Management anticipates a product sales mix more heavily weighted towards the Company's own products for the remainder of 2000 and, consequently, a more favorable gross profit.

Selling expenses were $23,892 in the second quarter of 2000, compared with $20,129 in the second quarter of 1999, 14.0% and 10.0% of sales, respectively. Selling expenses were $47,365 in the first six months of 2000, compared with $35,459 in the first six months of 1999, 15.9% and 11.3% of sales, respectively. The increase in the dollar volume and percentage of selling expenses in 2000 is due to the introduction of new products.

General and administrative expenses were $23,453 in the second quarter of 2000, compared with $25,537 in the second quarter of 1999, 13.7% and 12.7% of sales, respectively, and $53,000 in the first six months of 2000, compared with $43,852 in the first six months of 1999, 17.8% and 13.9% of sales, respectively. Both the amount and percentage of expenses have increased for the year to date as the Company is positioning itself for higher sales volume after the anticipated raising of equity through the exercise of warrants and sale of stock during 2000. The following items specifically explain the increased activity. Rent was $2,259 for the second quarter of 2000, compared with $0 for the second quarter of 1999, 1.3% and 0% of sales, respectively, and $3,459 in the first six months of 2000, compared with $1,079 in the first six months of 1999, 1.2 % and 0.3 % of sales, respectively. The Company moved into a better equipped office in January 2000. While the 1999 first six months rent expense was a one-time expense for equipment rental, office rent will continue in 2000. Professional fees were $10,191 in the second quarter of 2000, compared with $7,594 in the second quarter of 1999, 6.0 % and 3.8 % of sales, respectively, and were $24,791 in the first six months of 2000, compared with $17,048 in the first six months of 1999, 8.3 % and 5.4 % of sales, respectively. Insurance expenses were $4,776 in the second quarter of 2000, compared with $2,991 in the second quarter of 1999, 2.8 % and 1.5 % of sales, respectively, and were $7,754 in the first six months of 2000, compared with $5,367 in the first six months of 1999, 2.6 % and
1.7 % of sales, respectively. Telephone expenses were $2,385 for the second quarter of 2000, compared with $2,815 for the second quarter of 1999, 1.4 % and
1.4 % of sales, respectively, and were $5,381 in the first six months of 2000, compared with $4,865 in the first six months of 1999, 1.8 % and 1.5 % of sales, respectively. Travel and entertainment expenses were $0 in the second quarter of 2000, compared with $1,287 in the second quarter of 1999, 0 % and 0.6% of sales, respectively, and were $1,971 in the first six months of 2000, compared with $1,524 in the first six months of 1999, 0.7 % and 0.5% of sales, respectively.

Bad debt expense was $1,000 for the second quarter of 2000 versus $8,445 for the second quarter of 1999, 0.6% and 4.2% of sales, respectively, and was $2,000 for the first six months of 2000 versus $8,445 for the first six months of 1999, 0.7% and 2.7% of sales, respectively. Last year's expense was greater because there was a bad debt allowance for a delinquent note receivable and this year's estimated allowance is for accounts receivable only. The Company anticipates continuing favorable bad debt expense as a percentage of sales for 2000 due to the quality of its current distributors (customers).

There was a loss from operations for the second quarter of 2000 of $3,567, compared with a profit of $27,376 for the second quarter of 1999, with an operating margin of (2.1%) for the second quarter of 2000 and 13.6% for the second quarter of 1999. There was a loss from operations for the first six months of 2000 of $30,342, compared with a profit of $26,466 for the first six months of 1999, with an operating margin of (10.2%) for the first six months of 2000 and 8.4% for the first six months of 1999. Net income (loss) and net income
(loss) as a percent of sales for the second quarter of 2000 were ($4,520) and (2.6%), compared to $25,751 and 12.8% for the second quarter of 1999. Net income
(loss) and net income (loss) as a percent of sales for the first six months of 2000 were ($32,544) and (10.9%), compared to $22,536 and 7.2% for the first six months of 1999. The decrease in operating losses and net losses and increase in gross profit percentage for the second quarter of 2000 compared to the first quarter of 2000 was caused by lower sales volume of other manufacturer's products - $37,226 in the second quarter versus $89,505 in the first quarter.

Interest expense decreased from $1,625 to $783 in the second quarter of 2000 versus the second quarter of 1999, and decreased from $3,250 to $1,862 in the first six months of 2000 versus the first six months of 1999, because the Company refinanced a $65,000 note on June 30, 1999 at a more favorable interest rate.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased $33,114 from December 31, 1999 to June 30, 2000 predominately from the net loss in the first six months of 2000.

Net cash flow used by operating activities was $105,486 and $50,216 for the first six months of 2000 and 1999, respectively, reflecting the least favorable six months of the year (January through June) for selling soft drink beverages, because of colder weather in the Company's market area. During the first six months of 1999, $21,281 repayments of notes receivable were received, while only $1,485 was received in the first six months of 2000.

The Company purchased $2,470 of fixed assets during the first six months of 2000 and $2,885 during the first six months of 1999.

During the first six months of 2000, the Company borrowed $106,858 from shareholders and during the first six months of 1999 it borrowed $13,000 from shareholders. During the first six months of 2000, the shareholder loan funds were used predominately to fund a $93,238 increase in inventory, including $30,180 increase in finished goods, in order to service additional customers for the summer season.

OTHER

This report contains forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," "intend" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected.

PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a) Exhibit 11.1 - Computation of Earnings Per Share, is filed as an exhibit to this report.

               Exhibit 27 - Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K

               The Company did not file any Current Reports on Form 8-K during the three month period ended June 30, 2000


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                        ICY SPLASH FOOD & BEVERAGE, INC.

August 11, 2000                              By:  /s/ Joseph Aslan
                                                  ----------------------------
                                                  Joseph Aslan,
                                                  President