Form 10QSB
period 2000-09-30
ICY SPLASH FOOD & BEVERAGE INC
filed 2000-11-20
CIK 1070906

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   ----------

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Yes [_]  No [X]

                                TABLE OF CONTENTS


PART I FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS
            a)          Balance Sheets as of September 30,  2000  (unaudited)
                        and December 31, 1999 ....................................      1

            b)          Statements of Operations for the three and nine months
                        ended September 30, 2000 and 1999 (unaudited) ............      2

            c)          Statements of Cash Flows for the nine months
                        ended September 30, 2000 and 1999 (unaudited) ............      3

            d)          Notes to Financial Statements (unaudited) ................      4


     ITEM 2.   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ...............................      5


PART II OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

            a)          EXHIBITS .................................................       7

            b)          REPORTS ON FORM 8-K ......................................       7

SIGNATURES .......................................................................       8

EXHIBIT 11.1 .....................................................................       9

EXHIBIT 27........................................................................       10

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                       ICY SPLASH FOOD AND BEVERAGE, INC.
                                 BALANCE SHEETS


                                   - ASSETS -



                                                                  September 30, December 31,
                                                                      2000        1999
                                                                   ---------    ---------
                                                                  (Unaudited)

CURRENT ASSETS:
  Cash                                                             $   7,704    $   3,802
  Accounts receivable, net of allowance for doubtful accounts of
   $5,000 and $2,000 for September 30 and December 31, respectively   21,211       85,871
  Notes receivable                                                      --          1,485
  Inventory                                                          232,362      137,798
  Deferred taxes                                                       6,000        6,000
                                                                   ---------    ---------

TOTAL CURRENT ASSETS                                                 267,277      234,956
                                                                   ---------    ---------
FIXED ASSETS:
  Warehouse equipment                                                  5,000        5,000
  Office equipment                                                    14,749       12,279
                                                                   ---------    ---------
                                                                      19,749       17,279
  Less: accumulated depreciation                                      11,033        8,033
                                                                   ---------    ---------
                                                                       8,716        9,246
                                                                   ---------    ---------

                                                                   $ 275,993    $ 244,202
                                                                   =========    =========


                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
  Notes payable                                                    $  65,000    $  65,000
  Accounts payable                                                    43,627       78,157
  Accrued expenses and other current liabilities                      18,941       21,279
  Shareholders' loans                                                121,784          850
  Income taxes payable                                                   639          680
                                                                   ---------    ---------

TOTAL CURRENT LIABILITIES                                            249,991      165,966
                                                                   ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000 shares authorized,
    zero shares issued and outstanding for 2000 and 1999                --           --
  Common stock, $.001 par value, 50,000,000 shares authorized,
    6,600,000 shares issued and outstanding                            6,600        6,600
  Additional paid-in capital                                         174,587      174,587
  Accumulated deficit                                               (155,185)    (102,951)
                                                                   ---------    ---------
                                                                      26,002       78,236
                                                                   ---------    ---------

                                                                   $ 275,993    $ 244,202
                                                                   =========    =========


See notes to financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                              Three Months Ended September 30,  Nine Months Ended September 30,
                                          2000         1999           2000         1999
                                       ---------     ---------     ---------     ---------
NET SALES                              $ 104,009     $ 177,472     $ 398,614     $ 523,804

COST OF SALES                             80,325       119,407       303,813       351,443
                                       ---------     ---------     ---------     ---------

GROSS PROFIT                              23,684        58,065        94,801       172,361
                                       ---------     ---------     ---------     ---------

OPERATING EXPENSES:
  Selling expenses                         7,450        21,458        55,787        58,572
  General and administrative expenses     34,795        19,804        87,795        63,656
                                       ---------     ---------     ---------     ---------
                                          42,245        41,262       143,582       122,228
                                       ---------     ---------     ---------     ---------

(LOSS) INCOME FROM OPERATIONS            (18,561)       16,803       (48,781)       50,133

OTHER EXPENSES:
  Interest expense                        (1,081)         (657)       (2,943)       (3,907)
                                       ---------     ---------     ---------     ---------

(LOSS) INCOME BEFORE TAXES               (19,642)       16,146       (51,724)       46,226

  Provision for income taxes                 170          --             510           680
                                       ---------     ---------     ---------     ---------

NET (LOSS) INCOME                      $ (19,812)    $  16,146     $ (52,234)    $  45,546
                                       =========     =========     =========     =========

EARNINGS (LOSS) PER SHARE:

  Basic                                $    --       $    --       $  (.01)       $   .01
                                       =========     =========     =========     =========
  Diluted                              $    --       $    --       $  (.01)       $   .01
                                       =========     =========     =========     =========


See notes to financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            For the Nine Months Ended
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:                                                 September 30,
                                                                                               2000           1999
                                                                                            ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                         $ (52,234)      $  45,546
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Depreciation                                                                                3,000           2,250
    Provision for bad debts                                                                     3,000          11,799
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                                                 61,660        (105,471)
    Increase in inventories                                                                   (94,564)        (32,898)
    Increase (decrease) in accounts payable                                                   (34,530)         52,171
    Decrease in accrued expenses and other current liabilities                                 (2,379)         (4,957)
                                                                                            ---------       ---------
      Net cash used by operating activities                                                  (116,047)        (31,560)
                                                                                            ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                                     (2,470)         (2,885)
  Repayments of note receivable                                                                 1,485          25,031
                                                                                            ---------       ---------
      Net cash provided (used) in investing activities                                           (985)         22,146
                                                                                            ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term debt                                                                  --            65,000
  Repayments of short-term debt                                                                  --           (65,000)
  Proceeds from shareholders loans                                                            120,934          56,500
                                                                                            ---------       ---------
      Net cash provided  by financing activities                                              120,934          56,500
                                                                                            ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       3,902          47,086

  Cash and cash equivalents, at beginning of year                                               3,802          20,314
                                                                                            ---------       ---------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                 $   7,704       $  67,400
                                                                                            =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash during the period for:
    Income taxes paid                                                                       $     551       $     680
    Interest paid                                                                           $   2,943       $     657


See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                SEPTEMBER 30,2000
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

In the opinion of management, the accompanying unaudited interim financial statements of Icy Splash Food and Beverage, Inc. contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2000 and December 31, 1999 (audited) and the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999.

The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1999, with the one exception noted in the following paragraph.

The Company has historically recognized operating revenue for all of its customers (distributors) at the point of passage of title, which is generally upon shipment of goods to distributors. The Company has changed its recognition of operating revenue for one distributor, which is a related party, to point of shipment of goods by the distributor to its customers. These financial statements have been retroactively adjusted to reflect this change in revenue recognition.


NOTE 2 - SHAREHOLDERS' LOANS:

At September 30, 2000 and December 31, 1999 the Company owed an aggregate of $121,784 and $850, respectively to one of its shareholders. The loan is non-interest bearing and has no formal repayment terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the Company decreased 41.4% from $177,472 in the third quarter of 1999 to $104,009 in the third quarter of 2000 and decreased 23.9%, from $523,804 in the nine months ended September 30, 1999 to $398,614 in the nine months ended September 30, 2000. The decrease reflects the Company's lack of capital to fund an increase in sales. The ongoing regulatory approval process to allow the Company to raise equity by selling securities has taken longer than anticipated, and has curtailed growth. For the nine months ended September 30, 2000, sales of Icy Splash - Clear, Icy Splash - Second Generation and other manufacturers' products were 32.2%, 23.8% and 44.0%, respectively. For the nine months ended September 30, 1999 sales of Icy Splash - Clear, Icy Splash - Second Generation and other manufacturers' products were 30.5%, 59.9% and 9.6%, respectively.

The gross profit margin decreased to 22.8% in the third quarter of 2000 from 32.7% in the third quarter of 1999 and decreased to 23.8% in the first nine months of 2000 from 32.9% in the first nine months of 1999. The decrease in profit margin was predominately caused by the disproportionately large percentage of sales of other manufacturers' products during the first nine months of 2000 - $175,939 in 2000 versus $50,349 in 1999. There were two reasons : (1) opportunities to establish relationships with other distributors and manufacturers in accordance with the Company's long-term business plan; and (2) payment terms for purchase of other manufacturer's products more favorable than the Company's co-packers' terms to produce its own products. Management anticipates a product sales mix more heavily weighted towards the Company's own products during 2001.

Selling expenses were $7,450 in the third quarter of 2000, compared with $21,458 in the third quarter of 1999, 7.2% and 12.1% of sales, respectively. Selling expenses were $55,787 in the first nine months of 2000, compared with $58,572 in the first nine months of 1999, 14.0% and 11.2% of sales, respectively.

General and administrative expenses were $34,795 in the third quarter of 2000, compared with $19,804 in the third quarter of 1999, 33.5% and 11.2% of sales, respectively, and $87,795 in the first nine months of 2000, compared with $63,656 in the first nine months of 1999, 22.0% and 12.2% of sales, respectively. Both the amount and percentage of expenses have increased for the year to date as the Company is positioning itself for higher sales volume after the anticipated raising of equity through the exercise of warrants and sale of stock during 2001. The following items specifically explain the increased activity. Rent was $3,218 for the third quarter of 2000, compared with $0 for the third quarter of 1999, 3.1% and 0% of sales, respectively, and $6,677 in the first nine months of 2000, compared with $1,079 in the first nine months of 1999, 1.7 % and 0.2 % of sales, respectively. The Company moved into a better equipped office in January 2000. While the 1999 first nine months rent expense was a one-time expense for equipment rental, office rent will continue in 2000. Professional fees were $17,398 in the third quarter of 2000, compared with $6,682 in the third quarter of 1999, 16.7 % and 3.8 % of sales, respectively, and were $42,189 in the first nine months of 2000, compared with $23,730 in the first nine months of 1999, 10.6 % and 4.5 % of sales, respectively. Insurance expenses were $4,745 in the third quarter of 2000, compared with $1,644 in the third quarter of 1999, 4.6 % and 0.9 % of sales, respectively, and were $12,499 in the first nine months of 2000, compared with $7,011 in the first nine months of 1999, 3.1 % and 1.3 % of sales, respectively. Office expenses were $1,843 for the third quarter of 2000, compared with $356 for the third quarter of 1999, 1.8 % and 0.2 % of sales, respectively, and were $2,678 in the first nine months of 2000, compared with $894 in the first nine months of 1999, 0.7 % and 0.2 % of sales, respectively.

Bad debt expense was $1,000 for the third quarter of 2000 versus $3,354 for the third quarter of 1999, 1.0% and 1.9% of sales, respectively, and was $3,000 for the first nine months of 2000 versus $11,799 for the first nine months of 1999, 0.8% and 2.3% of sales, respectively. Last year's expense was greater because there was a bad debt allowance for a delinquent note receivable and this year's estimated allowance is for accounts receivable only. The Company anticipates continuing favorable bad debt expense as a percentage of sales for 2000 due to the quality of its current distributors (customers).

There was a loss from operations for the third quarter of 2000 of $18,561, compared with a profit of $16,803 for the third quarter of 1999, with an operating margin (loss) of (17.8%) for the third quarter of 2000 and 9.5% for the third quarter of 1999. There was a loss from operations for the first nine months of 2000 of $48,781, compared with a profit of $50,133 for the first nine months of 1999, with an operating (loss) margin of (12.2%) for the first nine months of 2000 and 9.6% for the first nine months of 1999. Net income (loss) and net income (loss) as a percent of sales for the third quarter of 2000 were ($19,812) and (19.0%), compared to $16,146 and 9.1% for the third quarter of 1999. Net income (loss) and net income (loss) as a percent of sales for the first nine months of 2000 were ($52,234) and (13.1%), compared to $45,546 and 8.7% for the first nine months of 1999.

Interest expense increased from $657 to $1,081 in the third quarter of 2000 versus the third quarter of 1999, and decreased from $3,907 to $2,943 in the first nine months of 2000 versus the first nine months of 1999, because the Company refinanced a $65,000 note on September 30, 1999 at a more favorable interest rate.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased $51,704 from December 31, 1999 to September 30, 2000 predominately from the net loss in the first nine months of 2000.

Net cash flow used by operating activities was $116,047 and $31,560 for the first nine months of 2000 and 1999, respectively.

During the first nine months of 1999, $25,031 repayments of notes receivable were received, while only $1,485 was received in the first nine months of 2000. The Company purchased $2,470 of fixed assets during the first nine months of 2000 and $2,885 during the first nine months of 1999.

During the first nine months of 2000, the Company borrowed $120,934 from shareholders and during the first nine months of 1999 it borrowed $56,500 from shareholders. During the first nine months of 2000, the shareholder loan funds were used predominately to fund a $94,564 increase in inventory, including $28,928 increase in finished goods, in order to service distributors requiring immediate delivery.

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

          b)   Reports on Form 8-K

               The Company did not file any Current Reports on Form 8-K during the three month period ended September 30, 2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                        ICY SPLASH FOOD & BEVERAGE, INC.

November 14, 2000                              By:  /s/ Joseph Aslan
                                                  ----------------------------
                                                  Joseph Aslan,
                                                  President and Principal
                                                   Accounting Officer