Form 10KSB
period 2000-12-31
ICY SPLASH FOOD & BEVERAGE INC
filed 2001-04-16
CIK 1070906

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

     FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

[_]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 0-26155



               ICY SPLASH FOOD & BEVERAGE, INC.
     (Exact Name of Registrant as Specified in its Charter)


                    NEW YORK                              11-3329510
 (State or other jurisdiction of incorporation)     (IRS Employer
                                                     Identification Number)

    535 Wortman Avenue, Brooklyn, NY                         11208
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year: $492,526

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant is approximately $40,000 as of February 23, 2001.

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date: 6,600,000 shares of the registrant's common stock are issued and outstanding as of February 23, 2001.



     DOCUMENTS INCORPORATED BY REFERENCE

     None

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]


     TABLE OF CONTENTS

                                                                        Page
PART I

Item 1.   Description of Business                                        4
Item 2.   Description of Property                                        9
Item 3.   Legal Proceedings                                              9
Item 4.   Submission of Matters to a Vote of Security Holders            9

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters       10
Item 6.   Management's Discussion and Analysis or Plan of Operation      11
Item 7.   Financial Statements                                           12
Item 8.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure                                       12

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons   13
Item 10.  Executive Compensation                                         14
Item 11.  Security Ownership of Certain Beneficial Owners and Management 14
Item 12.  Certain Relationships and Related Transactions                 15
Item 13.  Exhibits and Reports on Form 8-K                               16



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

     ----------------------------

In this Annual Report, "Icy Splash," "the Company," "we," "us," and "our" each refers to Icy Splash Food & Beverage, Inc.

PART I

Item 1.   Description of Business.

Icy Splash is a producer and distributor of Icy Splash soft drinks, an innovative and refreshing line of carbonated beverages. We market and distribute two lines of soft drinks: (1) Icy Splash (TM) Clear, a naturally fruit-flavored, clear, carbonated soda; and (2) Icy Splash - Second Generation, a colored, fruit-flavored and cola, carbonated soda. The product line is offered to supermarket chains, grocery stores and convenience stores primarily in the New York, New Jersey and Connecticut area.

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

We are a regional enterprise, with distribution and sales limited primarily to the New York, New Jersey and Connecticut area. We are dependent on the efforts of local distributors. We currently have no employees, with the exception of two of our executive officers. The Company's expansion would depend on the hiring of qualified employees and reliance on national distributors, which would be a significant change from the operating policies followed by the Company since its inception. Although our primary business is the production and distribution of Icy Splash products, we have and will continue to distribute other beverage and non-beverage products to supermarket chains, grocery stores and convenience stores in the New York, New Jersey and Connecticut area.

     Acquisition of Distributors

As part of our business operations, we expect to explore the prospect of acquiring full-service distributors and marketers of our products. Through direct ownership of distribution facilities, we believe that it may lower distribution costs and increase distribution volume of Icy Splash products. Also, the distribution of large name brand beverages would give management greater negotiating power to command shelf space for Icy Splash products in more competitive markets. To date, we have not entered into any agreements or letters of intent to purchase such entities.


Whether or not we acquire distributors in the near future, we intend to develop a network of distributors which will be given exclusivity and priority status for Icy Splash and other products. Our pilot project with our distributor New York Soft Drink Distributors (NYSD) has helped us develop working knowledge of all aspects of the distribution business in order to assist future distributors with management, marketing and logistics expertise as well as products.

     Icy Splash Products and Marketing

The Company's flagship product, Icy Splash (TM) Clear, comes in four flavors: Blackberry; Wild Cherry; Lime Kiwi; and Raspberry &
Boysenberry. Icy Splash products are produced using all natural flavors. The drink is most appealing to young adults, sport fans and health conscious individuals. We believe that customers from these market segments are generally well informed and health conscious, and prefer an all-natural flavored drink with no artificial colors or additives.

We initially created Icy Splash - Clear in order to focus on the clear carbonated beverage industry rather than competing with the larger beverage corporations who offer a more extensive line of soft drinks. Also, we have marketed Icy Splash as a leader of "new age" and water beverages in order to distance ourselves from the more competitive leading soda brand names. Icy Splash (TM) Clear is strategically placed with bottled water and other alternative beverages on supermarket shelves to identify with the fast-growing alternative beverage market segment. The Company packages and distributes Icy Splash (TM) Clear in 24-packs of plastic 20 oz. bottles, although customers of retailers can purchase one bottle at a time.

The primary targets for Icy Splash (TM) Clear are the major supermarket chain stores in the New York, New Jersey and Connecticut area. In order to sell Icy Splash (TM) Clear in supermarkets and grocery stores, we must spend money to obtain shelf space for our product. In other words, the Company must pay retailers to have the clear products placed on their shelves to be sold for a set amount of time. This arrangement is standard in "new age" and water beverage retailing. In addition to shelf space, the retailer will also promote Icy Splash (TM) Clear by publishing and distributing coupons and placing promotional displays on its shelves. Recently, a national distributor has initiated a test marketing program in Georgia and Florida.

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


Unlike the clear product, Icy Splash (TM) Second Generation has been developed for the "Up and Down the Street" market, consisting of neighborhood grocery stores and small grocery chains in the New York City boroughs. This market requires a different type of distributor, with only local distributors functioning effectively in this marketplace. The sales persons typically deal with the store owners on a weekly basis. Icy Splash - Second Generation is packaged and distributed in cases of 24 oz., 2 liter and 3 liter bottles. Again, customers of retailers can purchase one bottle at a time.

Rather than spending money to obtain shelf-space, as required in "new age" and water retailing to supermarkets and food chains, distributors of Icy Splash - - Second Generation sell the product to store owners at prices and terms usually agreed upon on a weekly basis. Furthermore, our distributors promote the product through product give-away and significant retail price discounting.

During the previous four fiscal years, the Company has only produced Icy Splash (TM) Clear and Icy Splash (TM) Second Generation. In 1997 and 1998, sales of Icy Splash - - Clear contributed $224,490 (100%) and $320,802 (100%) of revenue, respectively. In 1999, sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other products contributed $186,269 (29.5%), $279,159 (44.2%) and $166,509 (26.3%) to revenue, respectively. In
2000, revenues from Icy Splash - Clear, Icy Splash (TM) Second Generation and other products were $146,672 (30.1%), $104,142 (21.4%) and $235,712
(48.5%), respectively.   Sales of other products in 1999 and 2000 included
beverage and non-beverage products.

     Distribution of Icy Splash Products and Dependence on Major Customers

The primary distributors of our products are Millbrook Distribution Services, Inc., ASLANCO, INC., Haddon House and NYSD. The product line is distributed primarily to supermarket chains, and, to a lesser extent, to grocery stores and convenience stores in the New York, New Jersey and Connecticut area.

As a result of our distribution arrangement with NYSD, a significant portion of our sales during the year ended December 31, 2000 were to NYSD. During this period, the Company's total sales were $492,526, of which $204,530 of product was sold to NYSD. Such sales to NYSD can be attributed to the launch of our latest product line Icy Splash (TM) Second Generation. If sales to NYSD were removed from our results of operations, our gross profit would decrease from $109,320 to approximately $79,357. Accordingly, management believes that the loss of NYSD as a distributor would have an adverse effect on our sales and operations.

     Sources and Availability of Raw Materials and Suppliers


We  will  specialize  in  production  and   distribution  of  soft  drinks.
Therefore, the Company will be dependent upon a ready supply of raw materials including, but not limited to, water, concentrates, syrups, carbon dioxide, plastic bottles, closures and other packaging materials. The prices for these materials are determined by the market, and may change at any time. Furthermore, we are not engaged in any purchasing agreements with our suppliers which provide for mechanisms alleviating price fluctuations of raw materials. Therefore, increases in prices for any of these raw materials could have a material adverse impact on our financial position. While management believes that there are numerous alternative suppliers for the raw materials, the loss of a supplier could disrupt the Company's operations. While we believe that alternatives to these suppliers and manufacturers are readily available, the time to effect a change could adversely impact our business in the short term should a change become necessary.

     Competition

The beverage industry is highly competitive. Our products are sold in competition with all liquid refreshments. The soft drink business is highly competitive and there can be no assurance that we will be able to compete successfully. Many of our competitors have far greater financial, operational and marketing resources than the Company. Furthermore, the soft drink industry is characterized by rapid changes, including changes in consumer tastes and preferences, which may result in product obsolescence or short product life cycles. As a result, competitors may be developing products of which we are unaware that may be similar or superior to our products. Accordingly, there is no assurance that we will be able to compete successfully or that our competitors or future competitors will not develop products that render our products less marketable.

Competitors in the soft drink industry include bottlers and distributors of nationally advertised and marketed products as well as chain store and
private label  soft  drinks.   The  principal   method  of  competition
include brand recognition, price and price promotion, retail space management, service to the retail trade, new product introductions, packaging changes, distribution methods and advertising. Icy Splash (TM) Clear is primarily competing in the clear carbonated beverage industry. Our direct competitors are large corporations such as Mystic, Canada Dry, Adirondack and Crystal Bay. We believe that our flexibility and innovation in developing and implementing new methods of marketing and distributing our product will permit us to compete effectively against these competitors.

Icy Splash (TM) Second Generation is primarily  competing against bottlers and distributors of nationally advertised and marketed products, such as Top Pop, City Club and Stars and Stripes products, as well as chain store and private label soft drinks. Because of greater financial resources, as well greater experience in the soft drink business, these companies
have  greater  brand recognition of their products.   Management  believes
that the Company's unique capability to offer products that are fresh, nutritious, economical and aesthetically appealing to the consumer will make Icy Splash a viable competitor in the soft drink industry. Our products will be differentiated from those of our competitors on the basis of taste, appearance and quality at competitive price points.

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

We cannot predict the impact of possible changes that may be required in response to future legislation, rules or inquires made from time to time by governmental agencies. Food and Drug Administration regulations may, in certain circumstances, affect the ability of the Company, as well as others in the industry, to develop and market new products. However, we do not presently believe that existing applicable legislative and administrative rules and regulations will have a significant impact on operations. We believe that our current environmental compliance programs adequately address federal, state and local environmental laws and that we are in compliance with such laws. In all of our markets, we offer our bottled products in returnable containers in compliance with applicable recycling laws. Also, in compliance with applicable recycling laws, we employ the services of various recycling companies to recycle our used bottles. The cost to the Company of these recycling services were $1,463 in 2000 and $2,617 in 1999. Compliance with, or any violation of, current and future laws or regulations could require material expenditures by us or otherwise have a material adverse effect on our business.

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

 All trademarks or service marks appearing in this prospectus that do not relate to our products are the property of their respective holders.

     Employees

The Company presently has no employees, with the exception of Joseph Aslan, the Company's President, and Shlomo Aslan, the Company's Vice President and Secretary, who conduct all of the operations of the Company. Charles Tokarz, the Company's Chief Financial Officer and Treasurer, primarily provides bookkeeping services and assistance in the preparation of our financial statements and disclosure required under the Securities Exchange Act
of 1934.   Mr. Tokarz serves as an independent  contractor of the Company
pursuant to  his consulting   agreement.   See  "Certain   Relationships and
Related Transactions."


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

In addition to the office space located in Whitestone, New York, the Company currently occupies approximately 120 square feet of office space (including the use of conference rooms and other common areas) at 535 Wortman Avenue, Brooklyn, New York 11208. The space is subletted from Aslanco, Inc., a corporation owned by Joseph Aslan, an executive officer and director of the Company. Rent of $400 per month has been accrued and paid beginning January 1, 2000.
Item 3.   Legal Proceedings.

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

No matter was submitted to a vote of security holders during the fourth quarter of 2000.


     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Market Information

There is no public market for Icy Splash common stock.

Holders

On February 23, 2001, there were 36 holders of record of Icy Splash common stock.

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


Item 6.   Management's Discussion and Analysis or Plan of Operation.

RESULT OF OPERATIONS


Net sales for the Company decreased 22.1% from $631,937 in 1999 to $492,526 in 2000. The decrease reflects the Company's lack of capital to fund production and increase sales. The ongoing regulatory approval process to allow the Company to raise equity by selling securities has taken longer than anticipated, and has curtailed growth. Since it required less capital to sell other manufacturers' products than to produce its own during 2000, the Company altered its short-term sales strategy to include more other manufacturers= products. For the year ended December 31, 2000 sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products were 30.1%, 21.4% and 48.5%, respectively. For the year ended December 31, 1999 sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products were 29.5%, 44.2% and 26.3%, respectively.

The gross profit margin decreased to 19.8% in 2000 from 31.9% in 1999. The decrease in profit margin was predominately caused by the disproportionately large percentage of sales of other manufacturers' products during 2000 - $235,712 in 2000 versus $166,509 in 1999. There were two reasons:
(1)opportunities to establish relationships with other distributors and manufacturers in accordance with the Company's long-term business plan and
(2)payment terms for purchase of other manufacturer's products more favorable than the Company's co-packers' terms to produce its own products. Management anticipates a product sales mix more heavily weighted towards the Company's own products during 2001.

Selling expenses were $64,752 in 2000, compared with $64,984 in 1999, 13.2% and 10.3% of sales, respectively.

General and administrative expenses were $102,736 in 2000, compared with $113,484 in 1999, 20.9% and 18.0% of sales, respectively. The following items specifically explain the increased activity. Rent was $4,800 for 2000, compared with $0 for 1999, 1.0% and 0% of sales, respectively. The Company moved into a better equipped office in January 2000. Professional fees were $47,029 in 2000, compared with $58,386 in 1999, 9.5 % and 9.2 % of sales, respectively. Insurance expenses were $15,972 in 2000, compared with $9,444 in 1999, 3.2 % and 1.5 % of sales, respectively.

Bad debt expense was $2,040 for 2000 versus $15,786 for 1999, 0.4% and 2.5% of sales, respectively. Last year's expense was greater because there was a bad debt allowance for a delinquent note receivable and this year's estimated allowance is for accounts receivable only. The Company anticipates continuing favorable bad debt expense as a percentage of sales for 2001 due to the quality of its current distributors (customers).

There was a loss from operations for 2000 of $69,821, compared with a profit of $23,027 for 1999, with an operating margin (loss) of (14.2%) for 2000 and 3.6% for 1999. Net income (loss) and net income (loss) as a percent of sales for 2000 were ($73,786) and (15.0%), compared to $23,743 and 3.8% for 1999.

Interest expense decreased from $4,378 to $3,965 for 2000 versus 1999, because the Company refinanced a $65,000 note on September 30, 1999 at a more favorable interest rate.

LIQUIDITY AND CAPITAL RESOURCES
Working capital decreased $72,365 from December 31, 1999 to December 31, 2000 predominately from the net loss in 2000.

Net cash flow used by operating activities was $118,098 and $29,759 for 2000 and 1999, respectively.

The Company purchased $2,470 of fixed assets during 2000 and $2,885 during 1999.

During 2000, the Company borrowed $119,984 from shareholders and during 1999 it borrowed $850 from shareholders. During 2000, the shareholder loan funds were used predominately to fund a $65,243 increase in inventory and purchase $33,015 of sales and promotional materials.

We have identified the following as the significant risk factors of our business:

Increases in prices of raw materials used in the Company's operations could adversely effect our financial position.

The Company will be dependent upon a ready supply of raw materials including, but not limited to, water, concentrates, syrups, carbon dioxide, plastic bottles, closures and other packaging materials. The prices for these materials are determined by the market, and may change at any time. Furthermore, we are not engaged in any purchasing agreements with our suppliers which provide for mechanisms alleviating price fluctuations of raw materials. Therefore, increases in prices for any of these raw materials could have a material adverse impact on our financial position. The loss of a supplier could disrupt the Company's operations and the time to effect a change to a new supplier could adversely impact our business in the short term should a change become necessary.

We rely on one distributor for a significant amount of our business.

As a result of our arms-length distribution arrangement with NYSD, the primary distributor of Icy Splash products, a significant portion of our sales during the year ended December 31, 2000 were to NYSD. During this period, the Company's total sales were $486,526, of which $204,530 of product was sold to NYSD. Such sales to NYSD can be attributed to the launch of our latest product line Icy Splash (TM) Second Generation. If sales to NYSD were removed from our results of operations, our gross profit would decrease from $109,320 to approximately $79,357. Accordingly, the loss of NYSD as a distributor would have a material adverse effect on our sales and operations.

We may be unable to compete successfully in the highly competitive beverage industry.

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

Competitors in the soft drink industry include bottlers and distributors of nationally advertised and marketed products as well as chain store and private label soft drinks. The principal method of competition include brand recognition, price and price promotion, retail space management, service to the retail trade, new product introductions, packaging changes, distribution methods and advertising. See "Business - Competition."
Bad weather in our peak season could result in lower sales.

The Company's sales are seasonal. The soft drink beverage industry generally experiences its highest sales by volume during the spring and summer months and its lowest sales by volume during the winter months. As a result, our working capital requirements and cash flow vary substantially throughout the year. Consumer demand for our products are affected by weather conditions. Cool, wet spring or summer weather could result in decreased sales of our products and could have an adverse effect on our financial position.

We may incur material losses as a result of product recall and product liability.

We may be liable if the consumption of any of our products causes injury, illness or death. We also may be required to recall some of our products if they become contaminated or are damaged or mislabeled. A significant product liability judgment against us or a widespread product recall could have a material adverse effect on our business, financial condition and results of operations.

The government may adopt regulations that could increase our costs or our liabilities.

Our operations and properties are subject to regulations by various federal, state and local government entities and agencies. We cannot assure you that we have been or will at all times be in compliance with all regulatory requirements or that we will not incur material costs or liabilities in connection with regulatory requirements. See "Business - Government Regulation."

 Item 7.    Financial Statements.

Our Financial Statements are filed herewith immediately following the signature page.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

      PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the current officers and directors of Icy
Splash:


Name                 Age         Position

Joseph Aslan         46          President and Director

Shlomo Aslan         52          Vice President, Secretary and Director

Charles Tokarz       54          Chief Financial Officer, Treasurer and
                                 Director

Sy Aslan             57          Director

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


Charles Tokarz is the Chief Financial Officer, Treasurer and Director of the Company. He has held this position since April of 1998. He is also President and founder of Select CFO Partners, Inc., a company providing financial and accounting services to small public and private businesses. Prior to joining the Company, Mr. Tokarz served from 1997 to 1998 as Chief Financial Officer and Treasurer for Silver Star International, Inc., a publicly traded wholesale distributor of clothing and novelty items. From 1987 to 1997, he was self-employed as a Certified Public Accountant ("CPA"). From 1986 to 1987, Mr. Tokarz served as President of Gardner Capital, Corp., a small NASD broker-dealer specializing in equity financing for real estate projects. From 1984 to 1986, he served as Vice President of Finance for Retirement Corporation of America, a developer and manager of elderly housing and nursing home facilities. From 1978 to 1984, he served as Vice President and Controller for Fininvest, Ltd. and Appalachian Joint Venture, developers of luxury condominiums and office buildings. From 1976 to 1978, he served as Comptroller of the California Club, Inc., a country club owned by Caesar's World, Inc., a company listed on the New York Stock Exchange. He is a CPA and has over 20 years of business, financial and financial planning experience. Mr. Tokarz holds a BS and an MBA.

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

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. Our officers, directors and beneficial owners were not subject to such reporting requirements for the year ended December 31, 2000.

Item 10.  Executive Compensation.

To date, no member of management has collected any compensation from the Company in excess of $100,000 in any fiscal year.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation paid to the Company's chief executive officer for the last three completed fiscal years. No executive officers of the Company received compensation of $100,000 or more during any such year.

Name and                                              Other Annual
Principal Position       Year      Salary          Bonus     Compensation

Joseph Aslan            2000          -0-              -0-        -0-
President, Chief        1999          -0-              -0-        -0-
Executive Officer       1998          -0-              -0-        -0-

There are no long term compensation or other compensation plans.

Director Compensation


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of February 23, 2001, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) all executive officers and directors of the Company as a group.

   Number of Shares          Percentage of Common
   Beneficially               Equity Beneficially
Name of Beneficial Owner(1)        Owned                  Owned(2)

Joseph Aslan(3)                   2,970,000               44.9%

Shlomo Aslan(4)                   2,970,000               44.9%

Charles Tokarz(5)                    20,000(5)              .3%

Sy Aslan(6)                         100,000                1.5%

All officers and directors
as a group (4 persons)            6,060,000               91.5%


(1) To our knowledge, except as set forth in the footnotes to this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the address of each of the directors and executive officers in this table is as follows: Icy Splash Food & Beverage, Inc., 535 Wortman Avenue, Brooklyn, NY 11208.

(2) Percentage beneficially owned is based upon 6,600,000 shares of common stock issued and outstanding as of February 23, 2001. Does not include shares issuable upon the exercise of 950,000 outstanding common stock purchase warrants.

(3)     Joseph Aslan is the President and Director of the Company.

(4)     Shlomo Aslan is the Vice President, Secretary and Director of the
        Company.

(5) Charles Tokarz is the Chief Financial Officer, Treasurer and Director of the Company.

His shares have not yet been formally issued to him.

(6)      Sy Aslan is a Director of the Company.


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

Certain immediate family members of two directors of the Company purchased 300 units and 600 units for $1,500 and $3,000, respectively. The amount paid in each transaction was the full offering price of $5.00 per unit.

The Company currently occupies approximately 120 square feet of office space subletted from Aslanco, Inc., a corporation wholly owned by Joseph Aslan, an executive officer and director of the Company. See "Description of Property." Rent of $400 per month has been paid beginning January 1, 2000.

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

(b)  Reports on Form 8-K

Icy Splash did not file any reports on Form 8-K during the fiscal quarter ended December 31, 2000.

     SIGNATURES

In accordance with section 13 or 15(d) of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 12, 2001.

ICY SPLASH FOOD & BEVERAGE, INC.



By:  /s/ Joseph Aslan
         Joseph Aslan, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                 Title                       Date

/s/ Joseph Aslan     President and Director       April 12, 2001
    Joseph Aslan


/s/ Shlomo Aslan     Vice President, Secretary    April 12, 2001
    Shlomo Aslan     and Director


/s/ Charles Tokarz   Chief Financial Officer,     April 12, 2001
    Charles Tokarz   Treasurer and Director

/s/ Sy Aslan         Director                     April 12, 2001
    Sy Aslan


MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The Company's management is responsible for the preparation of the Financial Statements in accordance with generally accepted accounting principles and for the integrity of all the financial data included in this Form 10-KSB. In preparing the Financial Statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being reported.

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


/s/ Joseph Aslan            /s/ Charles Tokarz
    President                   Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Icy Splash Food and Beverage, Inc.
Brooklyn, New York

We have audited the accompanying balance sheets of Icy Splash Food and Beverage, Inc. as of December 31, 2000 and 1999, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Icy Splash Food and Beverage, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                             /s/ LAZAR LEVINE & FELIX LLP
                                             ----------------------------
                                                 LAZAR LEVINE & FELIX LLP

New York, New York
March 27, 2001

ICY SPLASH FOOD AND BEVERAGE, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999


- ASSETS -

                                                     2000           1999
                                                   ---------      ---------


CURRENT ASSETS:
     Cash                                        $   4,278       $  3,802
     Accounts receivable, net of allowance
        for doubtful accounts of $4,040 and
        $2,000 for 2000 and 1999, respectively
        (Notes 7 and 9)                             15,708         85,871
     Notes receivable (Note 3)                        --            1,485
     Inventory (Note 2d)                           203,041        137,798
     Prepaid expenses                               33,015            --
     Deferred taxes (Note 6)                         6,000          6,000
                                                 ---------      ---------
TOTAL CURRENT ASSETS                               262,042        234,956
                                                 ---------      ---------
FIXED ASSETS (Note 2c):
     Warehouse equipment                             5,000          5,000
     Office equipment                               14,749         12,279
                                                 ---------      ---------
                                                    19,749         17,279
     Less: accumulated depreciation                 11,933          8,033
                                                 ---------      ---------
                                                     7,816          9,246
                                                 ---------      ---------
                                                 $ 269,858      $ 244,202
                                                 =========      =========

- LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Notes payable (Note 4)                      $  65,000      $  65,000
     Accounts payable                               60,502         78,157
     Accrued expenses and other current
      liabilities                                   18,688         21,279
     Shareholders' loans  (Note 5)                 120,409            850
     Income taxes payable (Notes 2e and 6)             809            680
                                                 ---------      ---------
TOTAL CURRENT LIABILITIES                          265,408        165,966
                                                 ---------      ---------
COMMITMENTS AND CONTINGENCIES (Notes 7,9 and 10)


SHAREHOLDERS' EQUITY (Note 8):
     Preferred stock, $.001 par value,
      1,000,000 shares authorized, zero shares
      issued and outstanding for 2000 and 1999         --             --
     Common stock, $.001 par value, 50,000,000
      shares authorized, 6,600,000 shares
      issued and outstanding for 2000 and 1999       6,600          6,600
     Additional paid-in capital                    174,587        174,587
     Accumulated deficit                          (176,737)      (102,951)
                                                 ---------      ---------
                                                     4,450         78,236
                                                 ---------      ---------
                                                 $ 269,858      $ 244,202
                                                 =========      =========



   The accompanying notes are an integral part of these financial statements.

ICY SPLASH FOOD AND BEVERAGE, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                     2000           1999
                                                   ---------      ---------

NET SALES (Notes 2i, 7 and 9)                    $ 492,526      $ 631,937
                                                 ---------      ---------

COST OF GOODS SOLD:
     Inventory - beginning of year                 137,798         92,536

Purchases                                          460,102        475,704
                                                 ---------      ---------

                                                   597,900        568,240
     Inventory - end of year                       203,041        137,798
                                                 ---------      ---------

TOTAL COST OF GOODS SOLD                           394,859        430,442
                                                 ---------      ---------

GROSS PROFIT                                        97,667        201,495
                                                 ---------      ---------

OPERATING EXPENSES (Note 7):
     Selling expenses                               64,752         64,984
     General and administrative expenses           102,736        113,484
                                                 ---------      ---------
                                                   167,488        178,468
                                                 ---------      ---------

(L0SS) INCOME FROM OPERATIONS                      (69,821)        23,027

OTHER INCOME (EXPENSES):
     Interest expense                               (3,965)        (4,378)
                                                 ---------      ---------

(LOSS) INCOME BEFORE TAXES                         (73,786)        18,649

     Provision (credit) for income taxes
     (Notes 2e and 6)                                 --           (5,094)
                                                  ---------     ---------

NET (LOSS) INCOME                                $ (73,786)     $  23,743
                                                  =========     =========

(LOSS) EARNINGS PER SHARE (Note 2j):

     Basic and diluted                           $    (.01)     $    --
                                                  =========     =========




   The accompanying notes are an integral part of these financial statements

ICY SPLASH FOOD AND BEVERAGE, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                        Common Stock       Additional
                   -----------------------    Paid-in  Accumulated
                      Shares        Amount    Capital   Deficit     Total
                   ---------     ---------  ---------   ---------   ---------


Balance,
December 31, 1998  6,600,000     $   6,600  $ 174,587   $(126,694)  $  54,493


Net income,
December 31, 1999         --            --         --      23,743      23,743
                   ---------     ---------  ---------   ---------   ---------

Balance,
December 31, 1999  6,600,000         6,600    174,587    (102,951)     78,236

Net loss,
December 31, 2000         --            --         --     (73,786)    (73,786)
                   ---------     ---------  ---------   ---------   ---------

BALANCE,
DECEMBER 31, 2000  6,600,000     $   6,600  $ 174,587   $(176,737)  $   4,450
                   =========     =========  =========   =========   =========


   The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

                                                   2000           1999
                                                 ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                         $ (73,786)     $  23,743
     Adjustments to reconcile net (loss)
      income to net cash (used in) provided by operating activities:

     Depreciation                                   3,900          3,360
     Provision for bad debts                        2,040         15,786
     Changes in assets and liabilities:
     Decrease (increase) in accounts receivable    68,123        (54,610)
     (Increase) in inventories                    (65,243)       (45,262)
     (Increase) decrease in prepaid expenses      (33,015)         3,000
     Increase in deferred taxes                      --           (6,000)
     (Decrease) increase in accounts payable      (17,655)        24,257
     (Decrease) increase in accrued expenses
      and other current liabilities                (2,462)         5,967
                                                ---------      ---------
     Net cash (used) by operating activities     (118,098)       (29,759)
                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                      (2,470)        (2,885)
     Repayments of note receivable                  1,485         15,282
                                                ---------      ---------
     Net cash (used) provided by investing
      activities                                     (985)        12,397
                                                ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term debt                   --           65,000
     Repayments of short-term debt                   --          (65,000)
     Proceeds from shareholders loans             119,984            850
     Repayments of shareholders loans                (425)          --
                                                ---------      ---------
     Net cash provided by financing activities    119,559            850
                                                ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                           476        (16,512)

     Cash and cash equivalents, at beginning of
      year                                          3,802         20,314
                                                ---------      ---------

CASH AND CASH EQUIVALENTS, AT END OF YEAR       $   4,278       $  3,802
                                                =========      =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


     Cash during the period for:
          Income taxes paid                     $     551      $     680
                                                =========      =========
          Interest paid                         $   9,774      $   1,128
                                                =========      =========


The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1 -  NATURE OF BUSINESS:

          Icy Splash Food and Beverage, Inc. (the "Company") is the producer and distributor of an all natural, fruit flavored, clear and colored, carbonated, refreshing soft drink. The product line is currently supplied in a variety of flavors to supermarkets, grocery stores and convenience stores in the tri-state New York, New Jersey and Connecticut area. The Company was incorporated in the State of New York on June 17, 1996.

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

ICY SPLASH FOOD AND BEVERAGE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     (d)  Inventories:

          Inventories are stated at the lower of cost or market (first-in first-out method) and consist mainly of raw materials.

          Inventory consists of the following:

                                                            2000          1999
                                                          --------      --------

          Finished product                               $  38,877     $  22,442
          Flavoring , bottles and packaging materials      164,164       115,356
                                                          --------      --------
                                                         $ 203,041     $ 137,798
                                                          ========      ========

     (e)  Income Taxes:


         The Company utilizes Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes"("SFAS 109"), which requires the use of the asset and liability approach of providing for income taxes. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         The Company has a net operating loss carryforward as of its year end, December 31, 2000, of approximately $150,000 which may be applied against future taxable income, and which expires in the year 2012 (See
         Note 6).

     (f)  Statements of Cash Flows:

          For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     (g)  Comprehensive Income:

          In June 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income"("SFAS 130"), which prescribes standards for reporting other comprehensive income and its components. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not required.

     (h)  Advertising Costs:

          Advertising costs, which are included in selling expenses, are expensed as incurred. For the years ended December 31, 2000 and 1999 advertising costs, including promotion, aggregated $37,207 and $30,543, respectively.

ICY SPLASH FOOD AND BEVERAGE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     (i)  Revenue Recognition:

          The Company recognizes operating revenue at the point of passage of title, which is generally upon shipment of goods to customers, except for sales to a related party (See NOTE 7a), where the Company recognizes revenue upon shipment by the related party to its customer.

     (j)  Earnings Per Share:
          The Company has adopted Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("SFAS 128"), which changed the method for calculating earnings per share. SFAS 128 requires the presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding and for diluted earnings per share, also common equivalent shares outstanding.

          The following average shares were used for the computation of basic and diluted earnings per share:

          Year ended December 31,             2000               1999
                                            -------            -------
          Basic                            6,600,000          6,600,000
          Diluted                          7,550,000          7,550,000

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

     (l) Recent Pronouncements:

In December 1999, the Securities and Exchange Commission ("SEC") issued a Staff Accounting Bulletin ("SAB") No. 101, "Revenue recognition in Financial Statements"' which provides guidelines related to revenue recognition based on interpretations and practices followed by the SEC. Subsequently, SAB Nos. 101A and 101B were issued delaying the implementation of SAB No. 101 to the fourth quarter of 2001. The SAB requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board ("APB") Opinion 20, "Accounting Changes". We are currently evaluating the impact, if any, SAB No. 101 will have on our financial position or results of operations.

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation", an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

ICY SPLASH FOOD AND BEVERAGE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 3 -  NOTES RECEIVABLE:

          At December 31, 1999, the Company was owed a balance of $1,485 from a vendor who is a co-packer of the Company's products. The vendor had agreed to pay back the loan by providing services equal to $1,500 a month for 12 months beginning June 1, 1998. At December 31, 2000 the loan was fully paid.


NOTE 4 -  NOTE PAYABLE:

          On June 25, 1999, the Company received a bank loan aggregating $65,000 with an annual interest rate of 4.5%, payable on December 22, 1999, which was subsequently renewed and is now due on June 22, 2001. The bank loan is secured by certificates of deposit belonging to two major shareholders. Proceeds from the note were used to repay a prior $65,000 loan due on June 30, 1999.


NOTE 5 -  LOANS PAYABLE SHAREHOLDER:

At December 31, 2000, the Company owed one of its shareholders $120,409. This loan which is unsecured and non interest bearing is payable upon demand. Accordingly, it has been reflected as a current liability on the Company's balance sheet.


NOTE 6 -  INCOME TAXES:

          The components of the provision for income taxes are as follows:

                                                   2000         1999
                                                 -------      -------
          Current:
             Federal                             $  --        $  --
             State                                  --            906
                                                 -------      -------
                                                    --            906
                                                 -------      -------
          Deferred:
             Federal                                --         (2,000)
             State                                  --         (4,000)
                                                 -------      -------
                                                    --         (6,000)
                                                 -------      -------
          Provision (credit)for income taxes     $  --        $(5,094)
                                                 =======      =======


          The tax effects of temporary differences that give rise to deferred tax assets are presented below:

                                     2000          1999
                                   --------      --------
          Accounts receivable      $  1,000      $   --
          Net operating losses       40,000        13,000
          Valuation allowances      (35,000)       (7,000)

                                   --------      --------
                                   $  6,000      $  6,000
                                   ========      ========

ICY SPLASH FOOD AND BEVERAGE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 6 -  INCOME TAXES (Continued):

          A reconciliation of the difference between the expected tax rate using the statutory federal tax rate and the Company's effective tax rate is as follows:

          Years Ended December 31                                2000      1999
          -----------------------                                ----      ----

          U.S. Federal income tax statutory rate                  -- %   (15.0)%
          State income tax, net of federal income tax benefit     --     (12.3)
                                                                -----      ----
          Effective tax rate                                      -- %   (27.3)%
                                                                =====      ====
NOTE 7 -  RELATED PARTY TRANSACTIONS:

     (a) During December 1998, the Company initiated sales of product to a distributor. Certain members of management of the Company personally agreed to provide financing and organizational support to the distributor, although they own no equity in it. In exchange for the financial support, the distributor agreed to provide experience, sales representatives, contacts and a full-service operating distribution business including a warehouse for, but not limited to, the Company's product. The shareholders have not received any form of compensation or other benefits for their loans and managerial assistance. Management believes that all transactions between the Company and the distributor are at arm's length. However, since there is economic dependence by the distributor upon management of the Company, sales to the distributor are not recognized as revenue by the Company until the distributor ships the goods to its customer. For the year ended December 31, 2000, approximate sales to the distributor and accounts receivable were $204,500 and $7,500, respectively. For the year ended December 31, 1999, approximate sales to the distributor and accounts receivable were $340,600 and $50,500, respectively. At December 31, 2000, financing provided to this distributor by members of management aggregated approximately $160,000.

     (b) During September 1999, the Company initiated sales of product to a distributor which is owned by one of the Company's shareholders. For the year ended December 31, 2000, approximate sales to the distributor and accounts receivable were $60,200 and $500, respectively. For the year ended December 31, 1999, approximate sales to the distributor and accounts receivable were $22,100 and $21,000, respectively.

     (c) During the Company's 1998 private placement (See Note 8) certain immediate family members of one officer and one director of the Company purchased 300 units and 600 units for $1,500 and $3,000, respectively. The amount paid in each transaction was the full offering price of $5.00 per unit.

ICY SPLASH FOOD AND BEVERAGE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 8 -  STOCKHOLDERS' EQUITY:

          Recapitalization:

          On February 13, 1997, the stockholders and directors of the Company adopted resolutions to amend the Certificate of Incorporation to change the capitalization of the Company from 200 shares no par value to 50,000,000 shares at $.001 par value and to restate the number of issued and outstanding shares to 6,100,000 shares. Of these shares 5,940,000 were issued to two individuals in forgiveness of loans extended to the Company aggregating $210,000. The Company also issued 160,000 shares to three directors for services rendered at the same per share value as the forgiveness of loans.


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

          Subsequent Event:

          The Company filed a Form SB-2 registration statement with the Securities and Exchange Commission to register the 950,000 shares of common stock issuable upon the exercise of the Common Stock Purchase Warrants. The Form SB-2 became effective February 8, 2001.

ICY SPLASH FOOD AND BEVERAGE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 9 -  ECONOMIC DEPENDENCY:

          For the year ended December 31, 2000, sales to three customers each exceeded 10% of the Company's total sales. The sales to these customers were $204,530, $133,109 and $60,180, respectively. The corresponding accounts receivable from these customers were $7,453, $8,713 and $477, respectively.

          For the year ended December 31, 1999 sales to two customers each exceeded 10% of the Company's total sales. The sales to these customers were $340,551 and $152,000, respectively. The corresponding accounts receivable from these customers were $50,462 and $15,700, respectively.


NOTE 10 - COMMITMENTS AND CONTINGENCIES:

          Litigation:

          The Company is a plaintiff in a lawsuit with a predecessor company, "Icy Splash, Inc.," and a former shareholder of Icy Splash, Inc. This case is presently pending in the Supreme Court, Kings County. The Company has secured a preliminary injunction against the defendants enjoining them from misappropriating the Company's intellectual property rights, including the use of the trademark "Icy Splash". The defendants initially filed a notice of appeal relating to the injunction, however, their time to perfect the appeal has expired. The case to convert the preliminary injunction to a permanent injunction is proceeding on the merits. Depositions have been conducted and a notice of trial was filed on May 1, 2000. The Company awaits the Courts notification of a Pre-trial Conference date at which time a trial date will be determined by the Court. The Company anticipates the conference to be conducted in the 1st quarter of 2001. Management believes this suit will be resolved in favor of the Company.

          Consulting Agreement:

          On March 19, 1998, the Company entered into a consulting agreement with an individual to act as the Company's Chief Financial Officer. As part of the consideration for these services, the Company would issue 20,000 shares of common stock, at a value of $1,600. The value of $.08 per share was determined based upon the estimated value placed on each share of the Company's stock that was sold within each $5 unit (consisting of 50 shares of stock and 95 warrants) of the 10,000 units sold during 1998 through the private placement memorandum (see
Note
          8). The shares of stock were issued on February 23, 2001 and the Company reflected an accrual for compensation expense in 1998.