Form 10QSB
period 2001-03-31
ICY SPLASH FOOD & BEVERAGE INC
filed 2001-05-15
CIK 1070906

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   ----------

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                              535 Wortman Avenue
                              Brooklyn, NY 11208
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

Yes [X]  No [ ]

     State the number of shares  outstanding of each of the issuer's  classes of common equity,  as of the latest  practicable  date:  6,600,000 shares of common stock as of May 1, 2001.

     Transitional Small Business Disclosure Format (check one)

Yes [ ]  No [X]

                                      INDEX

PART I FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               a)   Balance  Sheets as of March 31,  2001  (unaudited)
                    and December 31, 2000 ...............................      3

               b)   Statements  of  Operations  for the  three  months
                    ended March 31, 2001 and 2000 (unaudited) ...........      4

               c)   Statements  of Cash  Flows  for the  three  months
                    ended March 31, 2001 and 2000 (unaudited) ...........      5

               d)   Notes to Financial Statements (unaudited) ...........      6

     ITEM 2.   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ...................... 7 to 8

PART II OTHER INFORMATION

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                  ICY SPLASH FOOD AND BEVERAGE, INC.
                            BALANCE SHEETS

                              - ASSETS -
                                                                  March 31,   December 31,
                                                                    2001         2000
                                                                  ---------   ------------
                                                                 (Unaudited)

CURRENT ASSETS:
  Cash                                                            $     880    $   4,278
  Accounts receivable, net of allowance for doubtful accounts of
   $4,903 and $4,040 for March 31 and December 31, respectively      31,089       15,708
  Inventory                                                         188,227      203,041
  Prepaid expenses                                                   54,667       33,015
  Deferred taxes                                                      6,000        6,000
                                                                  ---------    ---------

TOTAL CURRENT ASSETS                                                280,863      262,042
                                                                  ---------    ---------

FIXED ASSETS:
  Warehouse equipment                                                 5,000        5,000
  Office equipment                                                   14,749       14,749
                                                                  ---------    ---------
                                                                     19,749       19,749
  Less: accumulated depreciation                                     12,933       11,933
                                                                  ---------    ---------
                                                                      6,816        7,816
                                                                  ---------    ---------

                                                                  $ 287,679    $ 269,858
                                                                  =========    =========

               - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
  Notes payable                                                   $  65,000    $  65,000
  Accounts payable                                                   74,254       66,502
  Accrued expenses and other current liabilities                     13,184       12,688
  Shareholder's loans                                               150,054      120,409
  Income taxes payable                                                  386          809
                                                                  ---------    ---------

TOTAL CURRENT LIABILITIES                                           302,878      265,408
                                                                  ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000 shares authorized,
    zero shares issued and outstanding for 2001 and 2000               --           --
  Common stock, $.001 par value, 50,000,000 shares authorized,
    6,600,000 shares issued and outstanding                           6,600        6,600
  Additional paid-in capital                                        174,587      174,587
  Accumulated deficit                                              (196,386)    (176,737)
                                                                  ---------    ---------
                                                                    (15,199)       4,450
                                                                  ---------    ---------

                                                                  $ 287,679    $ 269,858
                                                                  =========    =========

                    See notes to financial statements.

                  ICY SPLASH FOOD AND BEVERAGE, INC.
                       STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                   Three Months Ended March 31,
                                                       2001           2000
                                                    ---------      ---------

NET SALES                                           $  85,704      $ 132,217

COST OF SALES                                          60,822        104,292
                                                    ---------      ---------

GROSS PROFIT                                           24,882         27,925
                                                    ---------      ---------

OPERATING EXPENSES:
  Selling expenses                                     13,971         24,328
  General and administrative expenses                  29,281         29,547
                                                    ---------      ---------
                                                       43,252         53,875
                                                    ---------      ---------

LOSS FROM OPERATIONS                                  (18,370)       (25,950)

OTHER EXPENSES:
  Interest expense                                     (1,139)        (1,079)
                                                    ---------      ---------

LOSS BEFORE TAXES                                     (19,509)       (27,029)

  Provision for income taxes                              140            170
                                                    ---------      ---------

NET LOSS                                            $ (19,649)     $ (27,199)
                                                    =========      =========

LOSS PER SHARE:

  Basic                                             $    --        $    --
                                                    =========      =========
  Diluted                                           $    --        $    --
                                                    =========      =========

                  See notes to financial statements.

                  ICY SPLASH FOOD AND BEVERAGE, INC.
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                          For the Three Months
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:            Ended March 31,
                                                           2001          2000
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(19,649)     $(27,199)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Depreciation                                            1,000           900
    Provision for bad debts                                   863         1,000
    Changes in assets and liabilities:
    (Increase) decrease in accounts receivable            (16,244)       18,728
    Decrease in inventories                                14,814        11,604
    (Increase) in prepaid expenses                        (21,652)         --
    Increase (decrease) in accounts payable                 7,752       (23,518)
    Increase (decrease) in accrued expenses
     and other current liabilities                             73        (2,656)
                                                         --------      --------
      Net cash used by operating activities               (33,043)      (21,141)
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                   --          (2,471)
                                                         --------      --------
      Net cash used in investing activities                  --          (2,471)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder's loans                        29,645        30,875
                                                         --------      --------
      Net cash provided  by financing activities           29,645        30,875
                                                         --------      --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (3,398)        7,263

  Cash and cash equivalents, at beginning of year           4,278         3,802
                                                         --------      --------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD              $    880      $ 11,065
                                                         ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash during the period for:
    Income taxes paid                                    $    551      $   --
    Interest paid                                        $  1,139      $  1,079

                  See notes to financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31,2001
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

In the opinion of  management,  the  accompanying  unaudited  interim financial statements  of Icy  Splash  Food and  Beverage,  Inc.  contain  all adjustments necessary to present fairly the Company's financial position as of
March 31, 2001 and December 31, 2000 (audited) and the results of operations for the three months  ended  March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000.

The results of operations for the three months ended March 31, 2001 and 2000 are not  necessarily  indicative  of the results to be expected for the full year.

The accounting  policies  followed by the Company are set forth in Note 1 to the Company's financial  statements included in its Annual Report on Form
10-KSB for the year ended December 31, 2000, which is incorporated herein by reference.  Certain notes included in Form 10K-SB have been condensed or omitted from this report in accordance with the rules for Forms 10-Q and
10-QSB.

NOTE 2 - SHAREHOLDERS' LOANS:

     At March 31, 2001 and  December  31, 2000 the Company  owed an aggregate of
     $150,054  and $120,409,  respectively  to one of its  shareholders.  The loan is non-interest bearing and has no formal repayment terms.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for Icy Splash Food & Beverage,  Inc. (the  "Company")  decreased
35.2%, from $132,217 in the three months ended March 31, 2000 to $85,704 in the three months ended March 31, 2001. The decrease reflects the Company's lack of capital to fund production and increase sales.  For the three months ended
March 31, 2001 sales of Icy Splash (TM) Clear, Icy Splash (TM) Second
Generation and other manufacturers' products were 52.7%, 17.4% and 29.9%, respectively.  For the three months ended March 31, 2000 sales of Icy Splash
(TM) Clear, Icy Splash (TM) Second Generation and other manufacturers'
products were 23.2%, 9.2% and 67.6%, respectively.

     The gross profit  margin  increased  to 29.0% in the first  quarter of 2001 from  21.1% in the first  quarter of 2000.  The  increase  in profit  margin was predominately  caused by Management's decision to focus the sales effort on the highest margin product, Icy Splash - Clear.

     Selling  expenses were $13,971 in the first three months of 2001,  compared with  $24,328 in the  first  three  months  of 2000,  16.3% and 18.4% of sales, respectively.  The  decrease  in the  dollar  volume and  percentage  of selling expenses in 2001 is due to the decision to focus on selling Icy Splash - Clear to established markets.

     General and administrative  expenses were $29,281 in the first three months of 2001,  compared  with  $29,547 in the first three  months of 2000,  34.2% and
22.3% of sales,  respectively.  The dollar amount is approximately the same for both three month periods, reflecting a minimum level of expenses necessary for ongoing operations. The following items were significantly different for the two periods.

Professional  fees were $19,752 in the first three months of 2001,  compared with $14,600 in the first three months of 2000,  23.0% and 11.0% of sales, respectively. It is anticipated that professional fees will continue at their current, higher levels, but will decrease as a percentage of sales as sales increase when funding is received. Telephone expenses were $747 in the first three months of 2001,  compared with $2,996 in the first three months of
2000,  0.9% and 2.3% of sales,  respectively.  Travel and  entertainment expenses were $964 in the first three  months of 2001,  compared  with $1,971 in the first  three  months of 2000, 1.1% and 0.2% of sales, respectively.
Both telephone and travel expenses have decreased in the first three months of
2001 as a result of Management's decision to focus on sales of Icy Splash -
Clear in established markets.  It is anticipated these expenses will increase when the Company is funded and the sales mix becomes broader.

     Bad debt  expense was $863 for the first  three  months of 2001 versus $1,000 for the first three months of 2000, 1.0% and 0.8% of sales, respectively.

     Interest  expense  was $1,139 for the first  three  months of 2001 versus
$1,079 for the first three months of 2000, 1.3% and 0.8% of sales, respectively.

     There was a loss from  operations for the first quarter of 2001 of $18,370, compared  with a loss  of  $25,950  for the  first  quarter  of  2000,  with an operating loss of 21.4% of sales for the first quarter of 2001 and 19.6% for the first quarter of 2000.  Net loss and net loss as a percent of sales for the first  three  months of 2001 were  $19,649 and 22.9%,  compared to $27,199 and 20.6% for the first three months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital  decreased $18,649 from December 31, 2000 to March 31, 2001 predominately from the net loss in the first quarter of 2001.

     Net cash flow used by operating  activities was $33,043 and $21,141 for the first quarters of 2001 and 2000,  respectively,  reflecting the least  favorable quarter of the year (January  through  March) for selling soft drink  beverages, because of colder weather in the Company's market area.

     The Company  purchased no fixed assets during the first three months of 2001 and $2,471 during the first three months of 2000.

     During the first  quarter of 2001,  the Company  borrowed  $29,645 from a shareholder  and during  the first  quarter of 2000 it  borrowed  $30,875  from shareholders.

     While the Company has no material capital commitments, we have experienced losses and have negative working capital and negative cash flow as of March 31, 2001.  There is no assurance that we will be able to generate enough funds from either operations or equity/debt financing to sustain the
Company in the future.  However, our majority shareholder has continued to provide, and we believe will continue to provide, enough funds to continue operations until such time that the Company can sustain itself.

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

PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibit 11 - Computation of Earnings Per Share

          b)   Reports on Form 8-K

               The Company  did not file any Current  Reports on Form 8-K during the three month period ended March 31, 2001

                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                        ICY SPLASH FOOD & BEVERAGE, INC.

May 14, 2001                            By: /s/ Joseph Aslan
                                            ----------------------------
                                            Joseph Aslan,
                                            President

