Form 10QSB
period 2001-06-30
ICY SPLASH FOOD & BEVERAGE INC
filed 2001-08-06
CIK 1070906

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   ----------

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Yes [X]  No [ ]

     State the number of shares  outstanding of each of the issuer's  classes of common equity,  as of the latest  practicable  date:  6,600,000 shares of common stock as of July 17, 2001.

     Transitional Small Business Disclosure Format (check one)

Yes [ ]  No [X]

                                      INDEX

PART I FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               a)   Balance  Sheets as of June 30,  2001  (unaudited)
                    and December 31, 2000 ...............................      3

               b)   Statements of Operations for the three and six months
                    ended June 30, 2001 and 2000 (unaudited)  ...........      4

               c)   Statements  of Cash  Flows  for the  six  months
                    ended June 30, 2001 and 2000 (unaudited)  ...........      5

               d)   Notes to Financial Statements (unaudited) ...........      6
     ITEM 2.   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ...................... 7 to 8

PART II OTHER INFORMATION

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                  ICY SPLASH FOOD AND BEVERAGE, INC.
                            BALANCE SHEETS

                              - ASSETS -
                                                                  June 30,   December 31,
                                                                    2001         2000
                                                                  ---------   -----------
                                                                 (Unaudited)

CURRENT ASSETS:
  Cash                                                            $   4,206    $   4,278
  Accounts receivable, net of allowance for doubtful accounts of
   $6,892 and $4,040 for June 30 and December 31, respectively       37,190       15,708
  Inventory                                                         193,139      203,041
  Prepaid expenses                                                   51,319       33,015
  Deferred taxes                                                      6,000        6,000
                                                                  ---------    ---------

TOTAL CURRENT ASSETS                                                291,854      262,042
                                                                  ---------    ---------

FIXED ASSETS:
  Warehouse equipment                                                 5,000        5,000
  Office equipment                                                   14,749       14,749
                                                                  ---------    ---------
                                                                     19,749       19,749
  Less: accumulated depreciation                                     13,933       11,933
                                                                  ---------    ---------
                                                                      5,816        7,816
                                                                  ---------    ---------

                                                                  $ 297,670    $ 269,858
                                                                  =========    =========

            - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)-

CURRENT LIABILITIES:
  Notes payable                                                   $  65,000    $  65,000
  Accounts payable                                                   69,039       66,502
  Accrued expenses and other current liabilities                     19,256       12,688
  Shareholder's loans                                               156,575      120,409
  Income taxes payable                                                  526          809
                                                                  ---------    ---------

TOTAL CURRENT LIABILITIES                                           310,396      265,408
                                                                  ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value, 1,000,000 shares authorized,
    zero shares issued and outstanding for 2001 and 2000               --           --
  Common stock, $.001 par value, 50,000,000 shares authorized,
    6,600,000 shares issued and outstanding                           6,600        6,600
  Additional paid-in capital                                        174,587      174,587
  Accumulated deficit                                              (193,913)    (176,737)
                                                                  ---------    ---------
                                                                    (12,726)       4,450
                                                                  ---------    ---------

                                                                  $ 297,670    $ 269,858
                                                                  =========    =========

                    See notes to financial statements.

                  ICY SPLASH FOOD AND BEVERAGE, INC.
                       STATEMENTS OF OPERATIONS
                             (Unaudited)

                                     Three Months Ended June 30,  Six Months Ended June 30,
                                          2001         2000           2001         2000
                                       ---------     ---------     ---------     ---------

NET SALES                              $ 198,937     $ 162,388     $ 284,641     $ 294,605
COST OF SALES                            149,694       119,196       210,516       223,488
                                       ---------     ---------     ---------     ---------

GROSS PROFIT                              49,243        43,192        74,125        71,117
                                       ---------     ---------     ---------     ---------

OPERATING EXPENSES:
  Selling expenses                        23,595        24,009        37,567        48,337
  General and administrative expenses     21,870        23,453        51,150        53,000
                                       ---------     ---------     ---------     ---------
                                          45,465        47,462        88,717       101,337
                                       ---------     ---------     ---------     ---------

PROFIT (LOSS) FROM OPERATIONS              3,778        (4,270)      (14,592)      (30,220)

OTHER EXPENSES:
  Interest expense                        (1,165)         (783)       (2,304)       (1,862)
                                       ---------     ---------     ---------     ---------

PROFIT (LOSS) BEFORE TAXES                 2,613        (5,053)      (16,896)      (32,082)

  Provision for income taxes                 140           170           280           340
                                       ---------     ---------     ---------     ---------

NET PROFIT (LOSS)                      $   2,473    $   (5,223)    $ (17,176)    $ (32,422)
                                       =========     =========     =========     =========

PROFIT (LOSS) PER SHARE:

  Basic                                $    --       $    --       $    --       $   --
                                       =========     =========     =========     =========
  Diluted                              $    --       $    --       $    --       $   --
                                       =========     =========     =========     =========

                  See notes to financial statements.

                  ICY SPLASH FOOD AND BEVERAGE, INC.
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                           For the Six Months
                                                             Ended June 30,
                                                           2001          2000
                                                         --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(17,176)     $(32,422)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Depreciation                                            2,000         1,900
    Provision for bad debts                                 2,852         2,000
    Changes in assets and liabilities:
    (Increase) decrease in accounts receivable            (24,334)       37,623
    Decrease (increase) in inventories                      9,901       (97,095)
    (Increase) in prepaid expenses                        (18,304)         --
    Increase (decrease) in accounts payable                 2,537       (15,649)
    Increase (decrease) in accrued expenses
     and other current liabilities                          6,285        (1,843)
                                                         --------      --------
      Net cash used by operating activities               (36,239)     (105,486)
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                   --          (2,471)
  Repayment of note receivable                               --           1,485
                                                         --------      --------
      Net cash used in investing activities                  --            (986)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder's loans                        36,167       106,858
                                                         --------      --------
      Net cash provided  by financing activities           36,167       106,858
                                                         --------      --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (72)          386

  Cash and cash equivalents, at beginning of year           4,278         3,802
                                                         --------      --------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD              $  4,206      $  4,188
                                                         ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash during the period for:
    Income taxes paid                                    $    563      $    551
    Interest paid                                        $  1,920      $  1,534

                  See notes to financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30,2001
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

In the opinion of  management,  the  accompanying  unaudited  interim financial statements  of Icy  Splash  Food and  Beverage,  Inc.  contain  all adjustments necessary to present fairly the Company's financial position as of
June 30, 2001 and December 31, 2000 (audited) and the results of operations for the three and six months  ended  June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000.

The results of operations for the three and six months ended June 30, 2001 and
2000
are not  necessarily  indicative  of the results to be expected for the full year.

The accounting  policies  followed by the Company are set forth in Note 1 to the Company's financial  statements included in its Annual Report on Form
10-KSB for the year ended December 31, 2000, which is incorporated herein by reference.  Certain notes included in Form 10-KSB have been condensed or omitted from this report in accordance with the rules for Forms 10-Q and
10-QSB.

NOTE 2 - SHAREHOLDERS' LOANS:

At June 30, 2001 and  December  31, 2000 the Company  owed an aggregate of
$156,575  and $120,409,  respectively  to one of its  shareholders.  The loan is non-interest bearing and has no formal repayment terms.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for Icy Splash Food & Beverage,  Inc. (the  "Company") increased
22.5%, from $162,388 in the three months ended June, 2000 to $198,937 in the three months ended June 30, 2001 and decreased 3.4%, from $294,605 in the six months ended June 30, 2000 to $284,641 in the six months ended June 30, 2001.
For the three months ended June 30, 2001 sales of Icy Splash (TM) Clear, Icy
Splash (TM) Second Generation and other manufacturers' products were 51.9%,
6.3% and 41.8%, respectively, compared with 42.0%, 40.7% and 17.3%, respectively, for the three months ended June 30, 2000.  For the six months ended June 30, 2001 sales of Icy Splash (TM) Clear, Icy Splash (TM) Second
Generation and other manufacturers' products were 52.2%, 9.6% and 38.2%, respectively, compared with 33.5%, 26.6% and 39.9%, respectively, for the six months ended June 30, 2000

     The gross profit margin decreased to 24.8% in the second quarter of 2001 from 26.6% in the second quarter of 2000 and increased to 26.0% in the first six months of 2001 from 24.1% in the first six months of 2000.  Volatility of the
Company's profit margins is a result of management marketing different products and product lines (Clear, Second Generation and other manufacturers')
based on the most conservative use of working capital at the time.  Typically,
Icy Splash Clear ™ has the greatest profit margin, while Second
Generation and other manufacturers' products have smaller margins.

     Selling expenses were $23,595 in the second quarter of 2001, compared with
$24,009 in the second quarter of 2000, 11.9% and 14.8% of sales, respectively.
Selling expenses were $37,567 in the first six months of 2001, compared with
$48,337 in the first six months of 2000, 13.2% and 16.4% of sales, respectively.

     General and administrative expenses were $21,870 in the second quarter of
2001, compared with $23,453 in the second quarter of 2000, 11.0% and 14.4% of sales, respectively, and $51,150 in the first six months of 2001, compared with
$53,000 in the first six months of 2000, 18.0% and 18.0% of sales, respectively.
Management is attempting to limit expenses to only those necessary to maintain ongoing operations until proceeds from sales of common stock are received.

     The following items were significant for the two periods. Professional fees were $11,096 in the second quarter of 2001, compared with $10,191 in the second quarter of 2000, 5.6% and 6.3% of sales, respectively, and were $30,848 in the first six months of 2001, compared with $24,791 in the first six months of 2000, 10.8% and 8.4% of sales, respectively. Travel expenses were $1,821 for the second quarter of 2001, compared with $0 for the second quarter of
2000, 0.9% and 0% of sales, respectively, and were $2,481 in the first six months of 2001, compared with $1,971 in the first six months of 2000, 0.9% and
0.7% of sales, respectively, reflecting expenses to promote Icy Splash - Clear at trade shows in the second quarter of 2001. Telephone expenses were $999 in the second quarter of 2001, compared with $2,385 in the second quarter of
2000, 0.5% and 1.5% of sales, respectively, and were $1,746 in the first six months of 2001, compared with $5,381 in the first six months of 2000, 0.6% and
1.8% of sales, respectively. Telephone and other recurring expenses have decreased for the first six months of 2001 as a result of Management's decision to focus on sales of Icy Splash - Clear in established markets.  It is anticipated these expenses will increase when the Company is funded and the sales mix becomes broader.

     Interest expense increased from $783 to $1,165 in the second quarter of 2001 versus the second quarter of 2000, and increased from $1,862 to $2,304 in the first six months of 2001 versus the first six months of 2000, because the Company's bank raised the interest rate from an introductory rate of 4.5%
to 7.5%.

     There was a profit from operations for the second quarter of 2001 of
$3,778, compared with a loss of $4,270 for the second quarter of 2000, with an operating profit (loss) percentage of 1.9% for the second quarter of 2001 and
(2.6%) for the second quarter of 2000. There was a loss from operations for the first six months of 2001 of $14,592, compared with a loss of $30,220 for the first six months of 2000, with an operating loss percentage of 5.1% for the first six months of 2001 and 10.3% for the first six months of 2000. Net profit (loss) and net profit (loss) as a percent of sales for the second quarter of 2001 were $2,473 and 1.2%, compared to ($5,223) and (3.2%) for the second quarter of 2000. Net loss and net loss as a percent of sales for the first six months of 2001 were $17,176 and 6.0%, compared to $32,422 and 11.0%
for the first six months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital  decreased $15,176 from December 31, 2000 to June 30, 2001 predominately from the net loss in the first six months of 2001.

     Net cash flow used by operating  activities was $36,239 and $105,486 for the first six months of 2001 and 2000,  respectively.  For 2001, the cash usage reflects the Company's net loss and an increase in accounts receivable and for
2000 it reflects the Company's net loss and an increase of inventory.

     The Company  purchased no fixed assets during the first six months of
2001 and $2,471 during the first six months of 2000.  $1,485 of a note receivable from a vendor was received in the first six months of 2000.

     During the first  six months of 2001, the Company  borrowed $36,167 from a shareholder and during the first six months of 2000 it borrowed $106,858 from a shareholder.

     While the Company has no material capital commitments, we have experienced losses and have negative working capital and negative cash flow as of June 30, 2001.  There is no assurance that we will be able to generate enough funds from either operations or equity/debt financing to sustain the
Company in the future.  However, our majority shareholder has continued to provide, and we believe will continue to provide, enough funds to continue operations until such time that the Company can sustain itself.

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

PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibit 11 - Computation of Earnings Per Share

          b)   Reports on Form 8-K

               The Company  did not file any Current  Reports on Form 8-K during the three month period ended June 30, 2001

                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                        ICY SPLASH FOOD & BEVERAGE, INC.

August 1, 2001                            By: /s/ Joseph Aslan
                                            ----------------------------
                                                  Joseph Aslan,
                                                  President

