Form 10KSB
period 2001-12-31
ICY SPLASH FOOD & BEVERAGE INC
filed 2002-04-12
CIK 1070906

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  the  registrant's  revenues  for  its  most  recent  fiscal  year:
$492,565

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant is approximately $333,100 as of April 10, 2002.

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date: 7,885,500 shares of the registrant's common stock were issued and outstanding as of April 10, 2002.


     DOCUMENTS  INCORPORATED  BY  REFERENCE

     None

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [_] No [X]

     TABLE  OF  CONTENTS

                                                                        Page
PART  I

Item  1.   Description  of  Business                                       1
Item  2.   Description  of  Property                                       6
Item  3.   Legal  Proceedings                                              7
Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders     7

PART  II

Item  5.   Market  for  Common  Equity  and  Related  Stockholder  Matters 7
Item  6.   Management's  Discussion and Analysis or Plan of Operation      8
Item  7.   Financial  Statements                                          F1
Item  8.   Changes  In  and  Disagreements  With  Accountants  on
           Accounting and  Financial  Disclosure                           9

PART  III

Item  9.   Directors, Executive Officers, Promoters and Control Persons    9
Item  10.  Executive  Compensation                                        10
Item  11.  Security Ownership of Certain Beneficial Owners and Management 11
Item  12.  Certain  Relationships  and  Related  Transactions             11
Item  13.  Exhibits  and  Reports  on  Form  8-K                          12

Signatures

    This  report  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like "intend," "anticipate," "believe," "estimate," "plan" or "expect," we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual results to differ materially from our current expectations elsewhere in this report. You should understand that forward-looking statements made in this report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.


                              ----------------------------

In this Annual Report, "Icy Splash," "the Company," "we," "us," and "our" each refers to Icy Splash Food & Beverage, Inc.

                                   PART  I

Item  1.   Description  of  Business.

     Icy Splash is a producer and distributor of the brand name "Icy Splash" soft drinks, an innovative and refreshing line of carbonated beverages. We market and distribute two lines of soft drinks: (1) Icy Splash (TM) Clear, a naturally fruit-flavored, clear, carbonated soda; and (2) Icy Splash - Second Generation, a colored, fruit-flavored and cola, carbonated soda. The product line is offered to supermarket chains, grocery stores and convenience stores primarily in the New York, New Jersey and Connecticut area.

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

     We are a regional business, with distribution and sales limited primarily to the New York, New Jersey and Connecticut area. We are dependent on the efforts of local distributors. Two of our executive officers are our only employees. Our expansion, if any, would require the hiring of qualified employees and reliance on national distributors, which would be a significant change from our operating policies followed since our inception. Although our primary business is the production and distribution of Icy Splash products, we have and will continue to distribute other beverage and non-beverage products to supermarket chains, grocery stores and convenience stores in the New York, New Jersey and Connecticut area.

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

Icy  Splash  Products  and  Marketing

     The Company's flagship product, Icy Splash (TM) Clear, comes in four flavors: Blackberry; Wild Cherry; Lime Kiwi; and Raspberry & Boysenberry. Icy Splash products are produced using all natural flavors. The drink is most appealing to young adults, sport fans and health conscious individuals. We believe that customers from these market segments are health conscious, and prefer an all-natural flavored drink with no artificial colors or additives.

     We initially created Icy Splash Clear in order to focus on the clear carbonated beverage industry rather than competing with the larger beverage corporations who offer a more extensive line of soft drinks. Also, we have marketed Icy Splash as a leader of "new age" and water beverages in order to distance ourselves from the more competitive leading soda brand names. Icy Splash (TM) Clear is strategically placed with bottled water and other alternative beverages on supermarket shelves to identify with the fast-growing alternative beverage market segment. The Company packages and distributes Icy Splash (TM) Clear in 24-packs of plastic 20 oz. bottles, although customers of retailers can purchase one bottle at a time.

     The primary targets for Icy Splash (TM) Clear are the major supermarket chain stores in the New York, New Jersey and Connecticut area. In order to sell Icy Splash (TM) Clear in supermarkets and grocery stores, we must spend money to obtain shelf space for our product. In other words, the Company must pay retailers to have the Clear products placed on their shelves to be sold for a set amount of time. This arrangement is standard in the beverage industry. In addition to shelf space, the retailer will also promote Icy Splash (TM) Clear by publishing and distributing coupons and placing promotional displays on its shelves. Recently, a national distributor has initiated a test marketing program in Georgia and Florida.

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

     Unlike the Clear product, Icy Splash (TM) Second Generation has been developed for neighborhood grocery stores and small grocery chains in the New York City boroughs. This market requires a different type of distributor, with only local distributors functioning effectively in this marketplace. The sales persons typically deal with the store owners on a weekly basis. Icy Splash - Second Generation is packaged and distributed in cases of 24 oz., 2 liter and 3 liter bottles. Like our Clear product, customers of retailers can purchase the Second Generation product one bottle at a time.

     Rather than spending money to obtain shelf-space, as required when selling our Clear product to supermarkets and food chains, distributors of Icy Splash - Second Generation sell the product to store owners at prices and terms usually agreed upon on a weekly basis. Furthermore, our distributors promote the product through product give-away and significant retail price discounting.

     In 1999, sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other products contributed $186,269 (29.5%), $279,159 (44.2%) and $166,509
(26.3%) to revenue, respectively. In 2000, revenues from Icy Splash - Clear, Icy Splash (TM) Second Generation and other products were $146,672 (29.8%), $104,142 (21.1%) and $241,712 (49.1%), respectively. In 2001, revenues from Icy Splash - Clear, Icy Splash (TM) Second Generation and other products were $210,657(42.8%), $29,183(5.9%) and $252,725(51.3%), respectively. Our other products  sold included  C  &  C  beverages.

Distribution  of  Icy  Splash  Products  and  Dependence  on  Major  Customers

     The primary distributors of our products are Millbrook Distribution Services, Inc., Aslanco, Inc., Haddon House and NYSD. The product line is distributed primarily to supermarket chains, and, to a lesser extent, to grocery stores and convenience stores in the New York, New Jersey and Connecticut area.

     As a result of our distribution arrangement with NYSD, a significant portion of our sales during the year ended December 31, 2001 were to NYSD. During this period, our net sales were $492,565, of which $238,203 of our product was sold to NYSD. Such sales to NYSD can be attributed to the launch of our latest product line Icy Splash (TM) Second Generation. If sales to NYSD were removed from our results of operations, our gross profit would decrease from $103,656 to approximately $83,086. During March 2002, the Company's largest customer for 2000 and 2001, NYSD, ceased operations.

     For the year ended December 31, 2001, sales to two customers (NYSD and Hadden House) each exceeded 10% of the Company's total sales. The sales to these customers were $238,203 and $148,842, respectively. The corresponding accounts receivable from these customers were $0 and $8,228, respectively.

Sources  and  Availability  of  Raw  Materials  and  Suppliers

     We are dependent upon a ready supply of raw materials including, but not limited to, water, concentrates, syrups, carbon dioxide, plastic bottles, closures and other packaging materials. The prices for these materials are determined by the general market, and may change at any time. Furthermore, we are not engaged in any purchasing agreements with our suppliers which provide for mechanisms alleviating price fluctuations of raw materials. Therefore, increases in prices for any of these raw materials could have a material adverse impact on our financial position. While management believes that there are numerous alternative suppliers for the raw materials, the loss of a supplier could disrupt the Company's operations. While we believe that alternatives to these suppliers and manufacturers are readily available, the time to effect a change could adversely impact our business in the short term should a change become necessary.

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

     Competitors in the soft drink industry include bottlers and distributors of nationally advertised and marketed products as well as chain store and private label soft drinks. The principal method of competition include brand recognition, price and price promotion, retail space management, service to the retail trade, new product introductions, packaging changes, distribution methods and advertising. Icy Splash (TM) Clear is primarily competing in the clear carbonated beverage industry. Our direct competitors are large corporations such as Canada Dry, Adirondack and Crystal Bay. We believe that our flexibility and innovation in developing and implementing new methods of marketing and distributing our product will permit us to compete effectively against these competitors.

     Icy Splash (TM) Second Generation is primarily competing against bottlers and distributors of nationally advertised and marketed products, such as Top
Pop, City Club and Stars and Stripes products, as well as chain store and private label soft drinks. Because of greater financial resources, as well as greater experience in the soft drink business, these companies have greater brand recognition of their products. Management believes that the Company's unique capability to offer products that are fresh, nutritious, economical and aesthetically appealing to the consumer will make Icy Splash a viable competitor in the soft drink industry.

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

     We cannot predict the impact of possible changes that may be required in response to future legislation, rules or inquires made from time to time by governmental agencies. Food and Drug Administration regulations may, in certain circumstances, affect the ability of the Company, as well as others in the industry, to develop and market new products. However, we do not presently believe that existing applicable legislative and administrative rules and regulations will have a significant impact on operations. We believe that we are in compliance with such laws. In all of our markets, we offer our bottled products in returnable containers in compliance with applicable recycling laws. Also, in compliance with applicable recycling laws, we employ the services of various recycling companies to recycle our used bottles. The cost to the Company of these recycling services were $1,463 in 2000 and $873 001. Compliance with, or any violation of, current and future laws or regulations could require material expenditures by us or otherwise have a material adverse effect on our business.

Trademarks

     The Company has a registered trademark, "Icy Splash", with the United States Patent and Trademark Office (Reg. No. 2,338,880). We attempt to avoid infringing patents of others by monitoring on a regular basis patents issued with respect to food processing equipment. Additionally, there is no assurance that we will be able to prevent competitors from using the same or similar marks, products or appearances of our products.

Subsequent  events

     During  March  2002,  the  Company's  largest  customer  for 2000 and 2001,
NYSD, ceased operations. Although the Company has established relationships with additional distributors in anticipation of this event and the Company anticipates replacing the sales volume with other distributors, it is uncertain at this time if the sales can be totally replaced.

     On February 19, 2002, the Company signed a six month consulting agreement with a financial services group to review and analyze the Company's formal and informal financial, strategic and business plans, prepare and update a formal business plan, along with the appropriate financial projections and perform other services requested by the Company. Pursuant to the terms of the agreement, the Company agreed to issue an aggregate of 330,000 shares of the Company's common stock, to be issued as follows: 100,000 shares upon execution of the agreement, 75,000 shares on March 15, 2002, 75,000 shares on May 15, 2002 and 80,000 shares on July 15, 2002. The Company may cancel the agreement with 30 days prior written notice and any common stock not yet due shall no longer be due.

Employees

The Company presently has two employees, Joseph Aslan, the Company's President, and Yifat Aslan who is Joeseph Aslan's daughter, who helps conduct all of the operations of the Company. Charles Tokarz, the Company's Chief Financial Officer and Treasurer, primarily provides bookkeeping services and assistance in the preparation of our financial statements and disclosure required under the Securities Exchange Act of 1934. Mr. Tokarz serves as an independent contractor of the Company pursuant to his consulting agreement. See "Certain Relationships and Related Transactions."

RISK  FACTORS

     An investment in our common stock is speculative in nature and involves a high degree of risk. You should carefully consider the following risks and the other information contained in this prospectus before investing in the common stock offered hereby. The price of our common stock could decline due to any of these risks, and you could lose all or part of your investment. You also should refer to the other information included in this prospectus, including the financial statements and related notes.

     If any of the events described below were to occur, our business, prospects, financial condition or results of operations or cash flow could be materially adversely affected. When we say that something could or will have a material adverse effect on it, we mean that it could or will have one or more of these effects.

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

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

     We have incurred losses and experienced negative operating cash flow since our formation. For our fiscal year ended December 31, 2001, we had a net loss of $213,527 and for our fiscal year ended December 31, 2000 we had a net loss of $73,786. We may never be able to reduce these losses.

WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE FOR OUR OPERATIONS AND IF WE ARE UNABLE TO SECURE SUCH FINANCING, WE MAY NOT BE ABLE TO SUPPORT OUR OPERATIONS.

     We will need additional funds to develop our operations. We may seek additional capital through

          -an offering of our equity securities, -an offering of debt securities, or -by obtaining financing through a bank or other entity.

We have not established a limit as to the amount of debt we may incur and we have not adopted a ratio of our equity to debt allowance. If we need to obtain additional financing, the financing may not be available from any source, or may not be available on terms acceptable to us. Any future offering of securities may not be successful. We may not be able to continue to operate if we are unable to obtain additional capital when needed.

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

THE  COMPANY'S  SALES  ARE  SEASONAL.

     The soft drink beverage industry generally experiences its highest sales by volume during the spring and summer months and its lowest sales by volume during the winter months. As a result, our working capital requirements and cash flow vary substantially throughout the year. Consumer demand for our products are affected by weather conditions. Cool or wet whether during the spring or summer months could result in decreased sales of our products and could have an adverse effect on our financial position.

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

Item  2.   Description  of  Property.

    The  Company  utilizes  120  square  feet  of  office  space
(including the use of conference rooms and other common areas) at 535 Wortman Avenue, Brooklyn, New York 11208. The space is subletted from Aslanco, Inc., a corporation owned by Joseph Aslan, an executive officer and director of the Company. For the use of such premises, the Company pays a monthly rent of $400 to Aslanco, Inc.

Item  3.   Legal  Proceedings.

     On March 19, 1997, the Company filed suit against Icy Splash, Inc., a predecessor of the Company, and a former shareholder of Icy Splash, Inc. This case is presently pending in the Supreme Court, Kings County. The Company has secured a preliminary injunction against the defendants enjoining them from misappropriating the Company's intellectual property rights, including the use of the trademark "Icy Splash". The defendants counterclaimed that the Company does not properly own the rights to the Icy Splash trade name and the four original formulas. A trial to determine the parties' respective rights has commenced but is not expected to conclude until the fall of 2002. Counsel's opinion is that the counterclaims asserted against the Company are completely without merit. Management believes this suit will be resolved in favor of the Company.

    From time to time, we may be involved as a plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate any material liability as a result of such litigation.


Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of 2001.


                                   PART  II

Item  5.   Market  for  Common  Equity  and  Related  Stockholder  Matters.

     Since June 14, 2001, our common stock has been quoted on the OTC Bulletin Board under the symbol "IFBV". The following table sets forth the range of high and low bid quotations of our common stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions.

                                               HIGH         LOW
                                              -------      ------
YEAR  ENDED  DECEMBER  31,  2001

Second  Quarter                                $2.25         $2.15
Third  Quarter                                 $2.25         $0.72
Fourth  Quarter                                $1.05         $0.16

SECURITY  HOLDERS

    At April 10, 2002 there were 7,885,500 shares our common stock outstanding which were held by approximately 36 stockholders of record.

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

RECENT  SALE  OF  UNREGISTERED  SECURITIES

    Some of the holders of the shares issued below may have subsequently transferred or disposed of their shares and the list does not purport to be a current listing of the Company's stockholders.

     During the fourth quarter for the fiscal year ended December 31, 2001, we have not issued unregistered securities.

Item  6.   Management's  Discussion  and  Analysis  or  Plan  of  Operation.

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our audited financial statements and the related footnotes. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND

RESULTS  OF  OPERATIONS

Net sales for the Company were relatively flat, increasing from $492,526 in 2000 to $492,565 in 2001. For the year ended December 31, 2001 sales of Icy Splash
(TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products were 42.8%, 5.9% and 51.3%, respectively. For the year ended December 31, 2000 sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products were 29.8%, 21.1% and 49.1%, respectively. Sales for the fourth quarter ending December 31, 2001 were $50,468 compared to $93,912 for the same period for the fiscal year ended December 31, 2000. For the first three quarters of 2001 sales had increased 10.9%. The Company believes that a primary contributing factor to the Company's fourth quarter decrease was the general depressed economy in the tri-state are market subsequent to the September 11th terrorist attacks. The Company believes that the primary reason for the failure to increase its sales as projected for the year was the Company's inability to raise capital as planned.

The Company's gross profit margin increased to 21.0% for the fiscal year ended December 31, 2001 from 19.8% for the fiscal year ended December 31, 2000. The increase in profit margin was primarily caused by a larger portion of the sales mix for Icy Splash (TM) Clear, which has a higher profit margin than Icy Splash
(TM)  Second  Generation  and  other  manufacturers'  products.

Selling expenses were $110,010 for the year ended 2001, compared with $64,752 for the year ended 2000, 22.3% and 13.2% of sales, respectively. Selling expenses were a higher percentage in 2001 due to two factors: (1) the cost of prepaid promotional materials, which were expected to be amortized over a longer period of time, were expensed in this period and (2) in-store racks were written off as the cost was incurred by the Company instead of capitalizing them as a prepaid expense and writing them off over a longer period.

General and administrative expenses were $196,806 for the year ended 2001, compared with $102,736 for the year ended December 31, 2000, 40.0% and 20.9% of sales, respectively. The significant increase was largely due to professional fees, which were $157,313 in 2001, compared with $47,029 in 2000, 31.9 % and 9.5% of sales, respectively. During 2001, the Company compensated consultants and employees with $117,600 of stock in lieu of, or in addition, to cash payments, due to the lack of success in the effort to raise cash. Management reduced general and administrative expenses other than professional fees from $55,707 for the year ended December 31, 2000 to $39,493 for the year ended December, 31 2001 through austerity measures, in order to preserve cash.

Bad debt expense was $6,692 for the 2001 fiscal year versus $2,040 for the 2000 fiscal year, 1.4% and 0.4% of sales, respectively.

There was a loss from operations for 2001 of $203,160, compared with a loss of $69,821 for 2000, with an operating loss percentage of 41.2% for 2001 and 14.2% for 2000. Net loss and net loss as a percent of sales for 2001 were $213,527 and 43.4%, compared to $73,786 and 15.0% for 2000.

Interest  expense  increased  from  $3,965  to  $4,367  for  2001  versus  2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

Working capital decreased $117,802 from December 31, 2000 to December 31, 2001 mostly from the Company's net loss in 2001.

Net cash flow used by operating activities was $77,513 and $118,098 for 2001 and 2000, respectively. The smaller operating cash usage for 2001 was due to a smaller year-end inventory (approximately $30,000 smaller than 2000) and quicker write-off of prepaid expenses (approximately $30,000 smaller year-end balance in 2001 than 2000).

The Company purchased $2,470 of fixed assets during 2000 and none during 2001.

                                  -8-
During 2000, the Company borrowed $119,984 from shareholders and during 2001 borrowed an additional $58,593 and paid back $73,665. During 2001 the Company raised $92,275 from common stock sales.

While the Company has no material capital commitments, we have experienced losses and except for the sale of common stock have negative cash flow for the year ended December 31, 2001. There is no assurance that we will be able to generate enough funds from either operations or equity/debt financing to sustain the Company in the future.

OTHER

This report contains forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate,"
"estimate,"  "expect,"   "intend"   and  similar   expressions   are  intended
to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Investors are directed to consider, among other items, the risks and uncertainties discussed in documents filed by us with the Securities and Exchange Commission.

We are not aware of any material trend, event or capital commitment which would potentially adversely affect liquidity. In the event a material trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.


Item  7.    Financial  Statements.

Our Financial Statements are filed herewith immediately following the signature page.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.


                                    PART  III

Item  9.   Directors,  Executive  Officers,  Promoters  and  Control  Persons;
           Compliance  with  Section  16(a)  of  the  Exchange  Act.

     The following table sets forth the officers and directors of Icy Splash as of April 10, 2002, the date of this Report:


Name                 Age          Position
----------------    -----         ------------------------------------------
Joseph  Aslan         47          President  and  Director

Charles  Tokarz       55          Chief  Financial  Officer,  Treasurer  and
                                  Director

Sy  Aslan             58          Director

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

     Joseph  Aslan  and  Sy  Aslan  are  brothers.

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

INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

      We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item  10.  Executive  Compensation.

     From the Company's inception to date, no member of management has been paid cash compensation in excess of $100,000.

SUMMARY  COMPENSATION  TABLE

     The following table sets forth the total compensation paid to the Company's chief executive officer for the last three completed fiscal years. No executive officers of the Company received compensation of $100,000 or more during any such year.

Name  and                                              Other  Annual
Principal  Position       Year      Salary          Bonus     Compensation

Joseph  Aslan            2001          -0-              -0-        -0-
President,  Chief        2000          -0-              -0-        -0-
Executive  Officer       1999          -0-              -0-        -0-

The  Company  does  not have long term compensation or other compensation plans.

Director  Compensation

For the fiscal year ended December 31, 2001, the Company's directors have not been compensated for their services as directors.


Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.

     The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of April 10, 2002, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) all executive officers and directors of the Company as a group.

                               Number  of  Shares      Percentage  of  Common
                                Beneficially         Equity  Beneficially
Name  of  Beneficial  Owner(1)        Owned                   Owned(2)
----------------------------  -------------------  -----------------------

Joseph  Aslan(3)                  5,640,000(3)                 71.5%

Charles  Tokarz(4)                   80,000                     1.0%

Sy  Aslan(5)                        300,000                     3.8%

All  officers  and  directors
as  a  group  (3  persons)        6,020,000                    76.3%

______________
(1) To our knowledge, except as set forth in the footnotes to this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the business address of each of the directors and executive officers in this table is as follows: Icy Splash Food & Beverage, Inc., 535 Wortman Avenue, Brooklyn, NY 11208.

(2) Percentage beneficially owned is based upon 7,885,500 shares of common stock issued and outstanding as of April 10, 2001. Such figure does not include shares issuable upon the exercise of warrants outstanding to purchase shares of our common stock.

(3) Joseph Aslan is the President and Director of the Company and a brother of Sy Alsan. The ownership stated for Mr. Aslan does not include 200,000 shares owned by Mr. Aslan's spouse or 310,000 shares of the Company's common stock owned by Mr. Aslan's daughter who is not a minor.

(4) Charles Tokarz is the Chief Financial Officer, Treasurer and Director of the Company.

(5)  Sy  Aslan  is  a  Director  of  the  Company and a brother of Joseph Aslan.


Item  12.  Certain  Relationships  and  Related  Transactions.

     On  March  19,  1998,  we  entered into a consulting agreement with Charles
Tokarz, our Chief Financial Officer, Treasurer and Director, for services rendered as Chief Financial Officer. The agreement provides that beginning March 20, 1998, Mr. Tokarz would provide services to the Company including assistance in correspondence and due diligence, liaisons with auditors, assistance in preparation of financial projections and assumptions, review of accounting reports and systems, analysis of acquisitions and preparation of quarterly unaudited financial statements. In consideration for these services, Icy Splash would provide payments of: (i) 20,000 shares of Icy Splash common stock; (ii) a retainer of $500; and (iii) payment of $35.00 per hour for services rendered as Chief Financial Officer. The Company believes that the agreement with Charles Tokarz was obtained on terms as favorable as could have been obtained from a non-affiliated party. The shares of stock were issued on February 23, 2001, cancelled during March 2001 in accordance with the advice of counsel and reissued on March 15, 2002. The Company reflected an accrual for compensation expense in 1998. In addition, an additional 40,000 shares of common stock were granted to this individual pursuant to December 2001 Board Resolution. Theses shares were valued at $0.16 per share, the fair market value at the time of grant. Our 1998 agreement with Mr. Tokarz has expired and we now utilize Mr. Tokarz's services on an hourly basis through his company, Select CFO, Inc.

                                      -11-
     During December 1998, the Company initiated sales of product to a distributor. Certain members of management of the Company personally agreed to provide financing and organizational support to the distributor, although they own no equity in it. In exchange for the financial support, the distributor agreed to provide experience, sales representatives, contacts and a full-service operating distribution business including a warehouse for, but not limited to, the Company's product. The shareholders have not received any form of compensation or other benefits for their loans and managerial assistance. Management believes that all transactions between the Company and the distributor are at arm's length. However, since there is economic dependence by the distributor upon management of the Company, sales to the distributor are not recognized as revenue by the Company until the distributor ships the goods to its customer. For the year ended December 31, 2001, approximate sales to the distributor and accounts receivable were $238,203 and $0, respectively. For the year ended December 31, 2000, approximate sales to the distributor and accounts receivable were $204,500 and $7,500, respectively. At December 31, 2001, financing provided to this distributor by members of management aggregated approximately $160,000. At the beginning of 2002 this distributor ceased operations.

     During September 1999, the Company initiated sales of product to a Distributor, NYSD, which is owned by one of the Company's shareholders. For the year ended December 31, 2001, approximate sales to this distributor and accounts receivable were $45,423 and $25,836, respectively. For the year ended December 31, 2000, approximate sales to the distributor and accounts receivable were $60,200 and $500, respectively.

     In 1998 certain immediate family members of two directors of the Company purchased 300 units and 600 units for $1,500 and $3,000, respectively. The amount paid in each transaction was the full offering price of $5.00 per unit.

     At December 31, 2001 the Company owed Joe Aslan, one of its shareholders, $105,337. The loan which is unsecured and non-interest bearing is payable upon demand.

     The Company currently occupies approximately 120 square feet of office space subletted from Aslanco, Inc., a corporation wholly owned by Joseph Aslan, an executive officer and director of the Company. See "Description of Property." Rent of $400 per month has been paid since January 1, 2000.


Item  13.  Exhibits  and  Reports  on  Form  8-K.

(a)  Exhibits

EXHIBIT  NO.        DESCRIPTION

3.1          Certificate  of  Incorporation  of  Icy  Splash*

3.2          By-Laws  of  Icy  Splash*

4.1          Specimen  Common  Stock  certificate  of  Icy  Splash*

10.1         Agreement  between  the  Company  and  Pinnacle  Capital,  LLC.

10.2 Consulting Agreement between Charles Tokarz and Icy Splash, dated March 19, 1998*

-----------
* Previously filed as an exhibit to our registration statement on Form 10-SB, which was filed on May 21, 1999, and incorporated herein by reference.

(b)  Reports  on  Form  8-K

     Icy Splash did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 10, 2002.

ICY  SPLASH  FOOD  &  BEVERAGE,  INC.



By:  /s/  Joseph  Aslan
     -----------------------
     Joseph  Aslan,  President  and  Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                 Title                          Date
-----------------    ----------------------         ---------------
/s/  Joseph  Aslan     President  and  Director     April 10,  2002
-----------------
    Joseph  Aslan

/s/  Charles  Tokarz   Chief  Financial  Officer,   April 10,  2002
------------------     Treasurer  and  Director
     Charles  Tokarz

/s/  Sy  Aslan         Director                     April 10,  2002
------------------
     Sy  Aslan

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

The Board of Directors is responsible for determining that management fulfils its responsibility with respect to the Company's Financial Statements and the system of internal accounting controls.


/s/  Joseph  Aslan            /s/  Charles  Tokarz
    President                   Chief  Financial  Officer

                          INDEPENDENT  AUDITORS'  REPORT


To  the  Board  of  Directors  and  Shareholders
Icy  Splash  Food  and  Beverage,  Inc.
Brooklyn,  New  York

We have audited the accompanying balance sheets of Icy Splash Food and Beverage, Inc. as of December 31, 2001 and 2000, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Icy Splash Food and Beverage, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/  LAZAR  LEVINE  &  FELIX  LLP
                                             ----------------------------
                                                 LAZAR  LEVINE  &  FELIX  LLP

New  York,  New  York
March  4,  2002

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000


-  ASSETS  -



                                                     2001           2000
                                                  ---------      ---------


CURRENT ASSETS:

     Cash                                        $   3,968       $  4,278
     Accounts receivable, net of allowance
        for doubtful accounts of $4,040
        for 2001 and 2000 (Notes 7 and 9)           40,902         15,708
     Inventory (Note 3d)                           173,845        203,041
     Prepaid expenses                                3,369         33,015
     Deferred taxes (Note 6)                          --            6,000
                                                 ---------      ---------
TOTAL CURRENT ASSETS                               222,084        262,042
                                                 ---------      ---------
FIXED ASSETS (Note 3c):
     Warehouse equipment                             5,000          5,000
     Office equipment                               14,749         14,749
                                                 ---------      ---------
                                                    19,749         19,749
     Less: accumulated depreciation                 15,383         11,933
                                                 ---------      ---------
                                                     4,366          7,816
                                                 ---------      ---------
                                                 $ 226,450      $ 269,858
                                                 =========      =========

- LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Note payable (Note 4)                       $  65,000      $  65,000
     Accounts payable                               51,682         60,502
     Accrued expenses and other current
      liabilities                                  120,778         18,688
     Shareholders' loans  (Note 5)                 105,337        120,409
     Income taxes payable (Notes 3e and 6)             455            809
                                                 ---------      ---------
TOTAL CURRENT LIABILITIES                          343,252        265,408
                                                 ---------      ---------
COMMITMENTS AND CONTINGENCIES (Notes 2,7,9 and 10)


SHAREHOLDERS' EQUITY (Note 8):
     Preferred stock, $.001 par value,
      1,000,000 shares authorized, zero shares
      issued and outstanding for 2000 and 1999         --             --
     Common stock, $.001 par value, 50,000,000
      shares authorized, 6,865,500 and
      6,600,000 shares issued and outstanding
      for 2001 and 2000, respectively                6,866          6,600
     Additional paid-in capital                    409,696        174,587
     Accumulated deficit                          (390,264)      (176,737)
     Stock subscription receivable                (143,100)           --
                                                 ---------      ---------
                                                  (116,802)         4,450
                                                 ---------      ---------
                                                 $ 226,450      $ 269,858
                                                 =========      =========


   The  accompanying  notes  are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000





                                                    2001           2000
                                                 ---------      ---------

NET SALES (Notes 3i, 7 and 9)                    $ 492,565      $ 492,526
                                                 ---------      ---------

COST OF GOODS SOLD:
     Inventory - beginning of year                 203,041        137,798
     Purchases                                     359,713        460,102
                                                 ---------      ---------

                                                   562,754        597,900
     Inventory - end of year                       173,845        203,041
                                                 ---------      ---------

TOTAL COST OF GOODS SOLD                           388,909        394,859
                                                 ---------      ---------

GROSS PROFIT                                       103,656         97,667
                                                 ---------      ---------

OPERATING EXPENSES:
     Selling expenses                              110,010         64,752
     General and administrative expenses           196,806        102,736
                                                 ---------      ---------
                                                   306,816        167,488
                                                 ---------      ---------

(L0SS) FROM OPERATIONS                            (203,160)       (69,821)

OTHER INCOME (EXPENSES):
     Interest expense                               (4,367)        (3,965)
                                                 ---------      ---------

(LOSS) BEFORE TAXES                               (207,527)       (73,786)

     Provision for income taxes
     (Notes 3e and 6)                                6,000           --
                                                  ---------     ---------

NET (LOSS)                                       $(213,527)     $(73,786)
                                                  =========     =========

(LOSS) PER SHARE (Note 3j):

     Basic and diluted                           $    (.03)     $   (.01)
                                                  =========     =========



   The  accompanying  notes  are  an integral part of these financial statements

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000





                           Common  Stock       Additional               Stock
                      -----------------------   Paid-in   Accumulated   Subscription
                        Shares        Amount    Capital     Deficit     Receivable      Total
                      ---------     ---------  ---------   ---------   ------------   ---------

Balance,
December 31, 1999      6,600,000     $    6,600  $174,587   $(102,951)   $      --     $ 78,236


Net loss,
December 31, 2000             --            --         --     (73,786)          --      (73,786)
                       ---------     ---------  ---------   ---------   -----------    --------

Balance,
December 31, 2000      6,600,000         6,600    174,587    (176,737)          --        4,450

Issuance of
common stock (Note 8)    265,500           266    235,109         --            --      235,375

Stock subscription
Receivable                    --            --         --         --      (143,100)    (143,100)

Net loss,
December 31, 2001             --            --         --    (213,527)          --     (213,527)
                        ---------     ---------  ---------   ---------   ------------  ---------

BALANCE,
DECEMBER 31, 2001      6,865,500     $   6,866  $ 409,696   $(390,264)   $(143,100)   $(116,802)
                       =========     =========  =========   =========   ===========   ==========




   The  accompanying  notes  are an integral part of these financial statements.

                       ICY  SPLASH  FOOD  AND  BEVERAGE,  INC.
                            STATEMENTS  OF  CASH  FLOWS
                 FOR  THE  YEARS  ENDED  DECEMBER  31,  2001  AND  2000


INCREASE  (DECREASE)  IN  CASH  AND  CASH  EQUIVALENTS:


                                                   2001           2000
                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                $ (213,527)     $ (73,786)
     Adjustments to reconcile net (loss)
      to net cash (used in) provided by
      operating activities:
       Depreciation                                 3,450          3,900
       Provision for bad debts                      6,692          2,040
       Decrease in deferred taxes                   6,000           --
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable (31,886)        68,123
       Decrease (increase) in inventories          29,195        (65,243)
       Decrease (increase) in prepaid expenses     29,647        (33,015)
       (Decrease) in accounts payable              (8,820)       (17,655)
       Increase (decrease) in accrued expenses
        and other current liabilities             101,736         (2,462)
                                                ---------      ---------
     Net cash (used) by operating activities      (77,513)      (118,098)
                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                        --           (2,470)
     Repayments of note receivable                   --            1,485
                                                ---------      ---------
     Net cash (used in) investing
      activities                                     --             (985)
                                                ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the sale of common stock        92,275           --
     Proceeds from shareholders loans              58,593        119,984
     Repayments of shareholders loans             (73,665)          (425)
                                                ---------      ---------
     Net cash provided by financing activities     77,203        119,559
                                                ---------      ---------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                          (310)          476

     Cash and cash equivalents, at beginning of
      year                                          4,278         3,802
                                                ---------      ---------

CASH AND CASH EQUIVALENTS, AT END OF YEAR       $   3,968       $ 4,278
                                                =========      =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


     Cash during the period for:
          Income taxes paid                     $     562       $   551
                                                =========      =========
          Interest paid                         $   4,367       $ 9,774
                                                =========      =========


The accompanying notes are an integral part of these financial statements.


                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

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

NOTE  2  -  GOING  CONCERN

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $390,264 and has a deficit in working capital of $121,168 as of December 31, 2001. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. Management is actively pursuing additional capital and has initiated new distribution agreements with established distributors. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

(a)  Use  of  Estimates:

In preparing financial statements in accordance with accounting principles generally accepted in the United States of America, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from these estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

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

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued):

(d)  Inventories:

Inventories are stated at the lower of cost or market (first-in first-out method) and consist mainly of raw materials.

          Inventory  consists  of  the  following:

                                                          2001          2000
                                                         --------      --------
          Finished product                               $  31,702     $  38,877
          Flavoring, bottles and packaging materials       142,143       164,164
                                                          --------      --------
                                                         $ 173,845     $ 203,041
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

The Company has a net operating loss carryforward as of its year end, December 31, 2001, of approximately $358,000 which may be applied against future taxable income, and which expires in the year 2012 and 2013 (See Note 6).


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


(h)  Advertising  Costs:

Advertising costs, which are included in selling expenses, are expensed as incurred. For the years ended December 31, 2001 and 2000 advertising
costs,   including  promotion,   aggregated  $86,163  and $37,207, respectively.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued):


(i)  Revenue  Recognition:

The Company recognizes operating revenue at the point of passage of title, which is generally upon shipment of goods to customers, except for sales to a related party (See NOTE 7a), where the Company recognizes revenue upon shipment by the related party to its customer.


(j)  Earnings  Per  Share:

The  Company  utilizes  Financial  Accounting  Standards Board Statement No. 128
"Earnings Per Share" ("SFAS 128"), which changed the method for calculating earnings per share. SFAS 128 requires the presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding and for diluted earnings per share, also common equivalent shares outstanding. For 2000 and 2001, the impact of conversion of warrants would have been antidilutive and therefore were not considered in the calculation of diluted earnings per share.

The following average shares were used for the computation of basic and diluted earnings per share:

          Year  ended  December  31,          2001               2000
                                            -------            -------
          Basic                            6,673,359          6,600,000
          Diluted                          6,673,359          6,600,000


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


(l)  Recent  Pronouncements:

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations completed after June 30, 2001. The adoption did not impact the Company's operating results or financial condition. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written-off when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 required purchased intangible assets to be amortized over their estimated useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001. The Company does not believe that the adoption of SFAS 142 will currently impact its operating results or financial condition.

                        ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued):

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company is currently assessing the potential impact of SFAS 144 on its future operating results and financial position, but does not believe it will be material.


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

On June 25, 1999, the Company received a bank loan aggregating $65,000 with an annual interest rate of 4.5%, payable on December 22, 1999, which was subsequently renewed with an annual interest rate of 6.19% and is now due on June 22, 2002. The bank loan is secured by certificates of deposit belonging to two major shareholders.

NOTE  5  -  LOANS  PAYABLE  -  SHAREHOLDER:

At December 31, 2001 and 2000 , the Company owed one of its shareholders $105,337 and $120,409, respectively. This loan which is unsecured and non interest bearing is payable upon demand. Accordingly, it has been reflected as a current liability on the Company's balance sheet.

NOTE  6  -  INCOME  TAXES:

          The  components  of  the  provision  for  income taxes are as follows:

                                                   2001         2000
                                                 -------      -------
          Current:
             Federal                             $  --        $  --
             State                                  --           --
                                                 -------      -------
                                                    --           --
                                                 -------      -------
          Deferred:
             Federal                              2,000          --
             State                                4,000          --
                                                 -------      -------
                                                  6,000          --
                                                 -------      -------
          Provision  for  income  taxes          $6,000      $   --
                                                 =======      =======
                                       F-9

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE  6  -  INCOME  TAXES  (Continued):


The tax effects of temporary differences that give rise to deferred tax assets are presented below:

                                       2001          2000
                                     --------      --------
          Accounts  receivable      $  1,000      $  1,000
          Net  operating  losses     101,000        40,000
          Valuation  allowances     (102,000)      (35,000)
                                     --------      --------
                                    $    --       $  6,000
                                     ========      ========

A full valuation allowance was provided for such deferred tax assets since, in managements' opinion, the realizability of such assets was uncertain in light of the operating losses incurred to date. The Company periodically reviews the adequacy of the valuation allowance and will recognize benefits only if a reassessment indicates that it is more likely than not that the benefits will be realized.

A reconciliation of the difference between the expected tax rate using the statutory federal tax rate and the Company's effective tax rate is as follows:

          Years  Ended December 31                                2001      2000
          -----------------------                                ----      ----

          U.S. Federal income tax statutory rate                 15.0%      -- %
          State  income  tax, net of federal income tax benefit  12.3%      --
          Other - Nondeductible items and  net operating loss
             carryforwards                                      (24.4%)     --

                                                                ------     -----
          Effective tax rate                                      2.9%      -- %
                                                                ======     =====

NOTE  7  -  RELATED  PARTY  TRANSACTIONS:

(a) During December 1998, the Company initiated sales of product to a distributor. Certain members of management of the Company personally agreed
to  provide  financing  and  organizational   support  to  the  distributor,
although they own no equity in it. In exchange for the financial support, the distributor agreed to provide experience, sales representatives, contacts and a full-service operating distribution business including a warehouse for, but not limited to, the Company's product. The shareholders have not received any form of compensation or other benefits for their loans and managerial assistance. Management believes that all transactions between the Company and the distributor are at arm's length. However, since there is economic dependence by the distributor upon management of the Company, sales to the distributor are not recognized as revenue by the Company until the distributor ships the goods to its customer. For the year ended December 31, 2001, approximate sales to the distributor and accounts receivable were $238,203 and $0, respectively. For the year ended December 31, 2000, approximate sales to the distributor and accounts receivable were $204,500 and $7,500, respectively. At December 31, 2001, financing provided to this distributor by members of management aggregated approximately $160,000. At the beginning of 2002 this distributor ceased operations (See Note 11).

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE  7  -  RELATED  PARTY  TRANSACTIONS  (Continued):

(b) During September 1999, the Company initiated sales of product to a distributor which is owned by one of the Company's shareholders. For the year ended December 31, 2001, approximate sales to the distributor and accounts receivable were $45,423 and $25,836, respectively. For the year ended December 31, 2000, approximate sales to the distributor and accounts receivable were $60,200 and $500, respectively.


NOTE  8  -  STOCKHOLDERS'  EQUITY:

Private  Placement  Offering:

During 1998, the Company commenced selling common stock through a private placement memorandum. The offering was for the sale of 10,000 units at an offering price of $5.00 per unit, of which, each unit consisted of 50 shares of common stock and 95 redeemable common stock purchase warrants. The common stock and warrants may be separately transferred at any time after issuance, subject to restrictions contained in the private placement memorandum. Each warrant entitles the holder to purchase one share of the Company's common stock for $1. The exercise price of the warrants and the number of shares issuable upon exercise of the warrants are also subject to adjustment to protect against dilution. The Company may also redeem the warrants at a price of $.01 per warrant upon the occurrence of certain market conditions. The warrants will expire on January 20, 2002. As of December 31, 1998, all 10,000 units had been sold. Costs in excess of proceeds received aggregating $28,813 were reflected as a reduction of shareholders' equity at December 31, 1998.

The common stock included in the units had not been registered, and are not required to be, under the Securities Act of 1933 ("the Act"). These securities have been offered in the absence of any registration under the Act through the Company's intended compliance with Rule 504 under Regulation D promulgated under the Act. Pursuant to Rule 504, the shares are freely transferable subject to various state securities laws.

The Company filed a Form SB-2 registration statement with the Securities and Exchange Commission to register the 950,000 shares of common stock issuable upon the exercise of the Common Stock Purchase Warrants. The Form SB-2 became effective February 8, 2001.

During the year ended December 31, 2001, the Company issued 265,500 shares of common stock upon exercise of outstanding common stock purchase warrants. The Company was to receive $235,375 on exercise of such warrants which represented the exercise price of $1.00 per share less direct offering costs of $3,575 and less $.10 per share which were required to be paid to Southern Financial
Services, Inc. ("Southern"), the Company's financial consultant and escrow agent. To date, the Company received only $92,275 in connection with such exercise and 78,000 shares have been recovered by a successor escrow agent. The Company intends to take action against Southern and its principals for additional recoveries. The difference between the amount due and the amount received has been recorded as equity and a subscription receivable. As funds are received from recoveries, subscriptions receivable will be reduced until all recoveries have been made, at which time equity and subscriptions receivable will be adjusted accordingly.

Subsequent to the balance sheet date, the Company signed a consulting agreement whereby compensation will be paid in stock (see Note 11).

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE  9  -  ECONOMIC  DEPENDENCY:

For the year ended December 31, 2001, sales to two customers each exceeded 10% of the Company's total sales. The sales to these customers were $238,203 and $148,842, respectively. The corresponding accounts receivable from these customers were $0 and $8,228, respectively.

For the year ended December 31, 2000, sales to three customers each exceeded 10% of the Company's total sales. The sales to these customers were $204,530, $133,109 and $60,180, respectively. The corresponding accounts receivable from these customers were $7,453, $8,713 and $477, respectively.


NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES:

Litigation:

The Company is a plaintiff in a lawsuit with a predecessor company, "Icy Splash, Inc.," and a former shareholder of Icy Splash, Inc. This case is presently pending in the Supreme Court, Kings County. The Company has secured a preliminary injunction against the defendants enjoining them from misappropriating the Company's intellectual property rights, including the use of the trademark "Icy Splash". The defendants counterclaimed that the Company does not properly own the rights to the Icy Splash trade name and the four original formulas. A trial to determine the parties' respective rights has commenced but is not expected to conclude until the fall of 2002. Counsel's opinion is that the counterclaims asserted against the Company are completely without merit. Management believes this suit will be resolved in favor of the Company.

Consulting  Agreement:

On March 19, 1998, the Company entered into a consulting agreement with an individual to act as the Company's Chief Financial Officer. As part of the consideration for these services, the Company would issue 20,000 shares of common stock, at a value of $1,600. The value of $.08 per share was determined based upon the estimated value placed on each share of the Company's stock that was sold within each $5 unit (consisting of 50 shares of stock and 95 warrants) of the 10,000 units sold during 1998 through the private placement memorandum (see Note 8). The shares of stock were issued on February 23, 2001, cancelled during March 2001 in accordance with the advice of counsel and reissued on March 15, 2002. The Company reflected an accrual for compensation expense in 1998. In addition, an additional 40,000 shares of common stock were granted to this individual pursuant to December 2001 Board Resolution. Theses shares were valued at $0.16 per share, the fair market value at the time of grant. The Company recorded an accrual for compensation expense in the amount of $6,400 in 2001 to reflect the above offering. As of March 4, 2002, these shares have yet to be issued.


NOTE  11  -  SUBSEQUENT  EVENTS:

During March 2002, the Company's largest customer for 2000 and 2001 ceased operations (See Notes 7a & 9). Although the Company has established relationships with additional distributors in anticipation of this event and the Company anticipates replacing the sales volume with other distributors, it is uncertain at this time if the sales can be totally replaced.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE  11  -  SUBSEQUENT  EVENTS  (Continued):

On February 19, 2002, the Company signed a six month consulting agreement with a financial services group to review and analyze the Company's formal and informal financial, strategic and business plans, prepare and update a formal business plan, along with the appropriate financial projections and perform other financial services requested by the Company. Compensation is 330,000 shares of the Company's common stock, to be paid as follows: 100,000 upon execution of the agreement, 75,000 shares on March 15, 2002, 75,000 shares on May 15, 2002 and 80,000 shares on July 15, 2002. The Company may cancel the agreement with 30 days prior written notice and any common stock not yet due shall no longer be due.

EXHIBIT 10.1




                                [GRAPHIC OMITED]


February  19,  2002

Joseph  Aslan
President
Icy  Splash  Food  &  Beverage,  Inc.
915  166th  Street,  Suite  5B
Whitestone,  NY  11357

Dear  Mr.  Aslan:

The purpose of this letter is to set forth the terms and conditions under which Pinnacle Capital Services, LLC ("PCS") agrees to serve Icy Splash Food & Beverage, Inc. and/or its owners, shareholders and affiliates (collectively, the "Company") as consultant. PCS and the Company agree to the following:

1. SERVICES. PCS shall use its best efforts to perform the following services: (a) become familiar with the business and operations of the Company, and review and analyze the Company's formal and informal financial, strategic, and business plans; (b) in conjunction with the Company, prepare and update a formal business plan along with the appropriate financial projections; and (c) perform other services as may be reasonably requested by the Company that are within the normal scope of operations of PCS.

PCS has represented to the Company that the services for which these shares are being issued are not in connection with any offer or sale of securities in a capital raising transaction and PCS will not directly or indirectly promote or maintain a market for the securities of the Company.

2. TERM. This Agreement shall be in effect for six (6) months from the date of acceptance by the Company, and continue thereafter until terminated by either party upon thirty (30) days' prior written notice.

3. FEES. The Company shall pay the representatives of PCS a due diligence fee of 330,000 shares of free trading stock in the Company. This stock-based compensation will be paid as follows:

(a)     100,000  shares  at  the  time  of  signing  this  engagement  letter;
(b)     75,000  shares  on  March  15,  2002;
(c)     75,000  shares  on  May  15,  2002;  and
(d)     80,000  shares  on  July  15,  2002.

In the event that the Company wishes to cancel the agreement, any shares not yet due to PCS shall no longer be due.

In addition to the fees payable to PCS, the Company shall reimburse PCS and its affiliates, upon request, for all reasonable out-of-pocket expenses incurred in connection with this engagement. Out-of-pocket expenses may include necessary out-of-town travel agreed to by the Company (including meals and lodging), database services, courier charges, fees and expenses of third parties such as legal counsel, etc. The Company shall approve such expenses in advance. Any fees paid to PCS are strictly NON-REFUNDABLE.

4. INDEMNITY. The Company agrees to indemnify PCS, its officers, directors, employees and agents from any liability, claim or expense, including reasonable attorney's fees, arising out of or in connection with the Agreement or the services of PCS hereunder, except to the extent attributable to the gross negligence or willful misconduct of PCS, its officers, directors, employees and agents.

                                                   JA_____  DQ_____  Page 2 of 2

5. LEGAL MATTERS. This Agreement shall be interpreted under and governed by the laws of the State of New York. Any controversy, dispute or claim between the parties relating to this Agreement shall be resolved by binding arbitration in Queens County, New York in accordance with the rules of the American Arbitration Association. The parties agree that in the event that any controversy, dispute or claim between the parties relating to this Agreement, is resolved by binding arbitration, the prevailing party, as determined by the arbitrator's award, shall be entitled to reimbursement of all expenses including reasonable attorney's fees; provided that in no event shall the arbitrator have the authority to award punitive damages.

6. NO REPRESENTATION. PCS makes no representations, expressed or implied, that it will effect a financing as a result of the services furnished under this Agreement. The duties of PCS shall not include legal, accounting, or appraisal services, which shall be procured by the Company at its own expense. The Company shall fully cooperate with any company affiliated with PCS and shall furnish to PCS and such affiliated company complete and accurate current and historical business information. The Company shall promptly inform PCS of any changes or events, which may materially affect the Company's business. PCS makes no representation that it is a registered broker-dealer and/or and a member of the NASD.

7. ENTIRE AGREEMENT. This is the entire Agreement between the parties pertaining to its subject matter and supersedes all agreements, representations and understandings of the parties. No modification of this Agreement shall be binding unless agreed to in writing by the parties.

8. CONFIDENTIALITY. The parties agree that the terms and all of the encompassing components of this Agreement shall be kept confidential, unless this information is required to be disclosed pursuant to any inquiries by federal, state or local law enforcement.

Kindly indicate your acceptance of this Agreement by signing where indicated and forward it, along with 100,000 SHARES OF STOCK, ISSUED 50,000 EACH TO: DONALD E. QUARTERMAN AND CHRISTOPHER D. GILCHER.



Very  Truly  Yours,

Don  E.  Quarterman
Senior  Partner


ACCEPTED  AND  AGREED  TO  THIS  _________  DAY  OF  ______________,  2002.


Icy  Splash  Food  &  Beverage,  Inc.



By:  _______________________________
      Joseph  Aslan,  President