Form 10QSB
period 2002-03-31
ICY SPLASH FOOD & BEVERAGE INC
filed 2002-05-20
CIK 1070906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  Quarterly  Period  Ended March 31, 2002

(  )    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934


Commission  File  Number   0-26155

                          ICY SPLASH FOOD & BEVERAGE, INC.
                        ------------------------------------
     (Exact  name  of  small  business  issuer  as  specified  in  its  charter)

     NEW  YORK                                      11-3329510
     --------                                       -----------
(State  or  Other  Jurisdiction  of          (IRS Employer Identification No.)
Incorporation  or  Organization)

                  535  WORTMAN  AVENUE,  BROOKLYN,  NY  11208
                    (Address of Principal Executive Offices)

                                (718)  746-3585
                               -----------------
                             Issuer's Telephone Number

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.
                                                                        ---
     There were 7,885,500 shares of the registrant's common stock outstanding as of May 14, 2002.

     Transitional  Small  Business  Disclosure  Format          Yes  ___  No _X_

                                      INDEX

PART I FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               a)   Balance Sheets as of March 31, 2002 (unaudited)
                    and December 31, 2001 ...............................   3

               b)   Statements of Operations for the three months
                    ended March 31, 2002 and 2001 (unaudited)  ...........  4

               c)   Statements of Cash Flows for the three months
                  ended March 31, 2002 and 2001 (unaudited)  ...........    5

               d)   Notes to Financial Statements (unaudited) ...........6 to 7

     ITEM 2.   MANAGEMENT'S   DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ......................8 to 9

PART II OTHER INFORMATION

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS ................    10

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K .........................    10

               a)   EXHIBITS ............................................    10

               b)   REPORTS ON FORM 8-K .................................    10

SIGNATURES ..............................................................    11

EXHIBIT 11   ............................................................    12

PART  I:  FINANCIAL  INFORMATION
ITEM  1:  FINANCIAL  STATEMENTS

                                          ICY SPLASH FOOD AND BEVERAGE, INC.
                                                    BALANCE SHEETS

                           - ASSETS -
                                                                 March 31,   December 31,
                                                                   2002         2001
                                                                 ---------   ----------
                                                                 (Unaudited)
CURRENT ASSETS:
  Cash                                                               $1,231      $3,968
  Accounts receivable, net of allowance for doubtful accounts of
   $4,810 and $4,040 for March 31, 2002 and December 31, 2001,
   respectively                                                      42,046       40,902
  Inventory                                                         151,298      173,845
  Prepaid expenses and other current assets                           3,369        3,369
                                                                  ---------    ---------

TOTAL CURRENT ASSETS                                                197,944      222,084
                                                                  ---------    ---------

FIXED ASSETS:
  Warehouse equipment                                                 5,000        5,000
  Office equipment                                                   14,749       14,749
                                                                  ---------    ---------
                                                                     19,749       19,749
  Less: accumulated depreciation                                     16,133       15,383
                                                                  ---------    ---------
                                                                      3,616        4,366
                                                                  ---------    ---------
                                                                  $ 201,560    $ 226,450
                                                                  =========    =========

               - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)-

CURRENT LIABILITIES:
  Notes payable                                                     $65,000      $65,000
  Accounts payable                                                   28,789       51,682
  Accrued expenses and other current liabilities                      1,250      120,778
  Shareholder's loans                                               118,621      105,337
  Income taxes payable                                                  114          455
                                                                  ---------    ---------

TOTAL CURRENT LIABILITIES                                           213,774      343,252
                                                                  ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000 shares authorized,
    zero shares issued and outstanding for 2002 and 2001               --           --
  Common stock, $.001 par value, 50,000,000 shares authorized,
    7,885,500 and 6,865,500 shares issued and outstanding at
    March 31,2002 and December 31, 2001 respectively                  7,886        6,866
  Additional paid-in capital                                        581,876      409,696
  Accumulated deficit                                              (404,876)    (390,264)
  Unearned compensatory stock                                       (54,000)          --
  Stock subscription receivable                                    (143,100)    (143,100)
                                                                   ---------    ---------
                                                                    (12,214)    (116,802)
                                                                   ---------    ---------

                                                                   $201,560     $226,450
                                                                   =========    =========

                       See notes to financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                             Three Months Ended March 31,
                                                                  2002           2001
                                                               ---------      ---------
NET SALES                                                       $  91,574      $  85,704

COST OF SALES                                                      62,268         60,822
                                                                ---------      ---------

GROSS PROFIT                                                       29,306         24,882
                                                                ---------      ---------

OPERATING EXPENSES:
  Selling expenses                                                 11,649         13,971
  General and administrative expenses                              31,238         29,421
                                                                ---------      ---------
                                                                   42,887         43,392
                                                                ---------      ---------

LOSS FROM OPERATIONS                                             (13,581)       (18,510)

OTHER EXPENSES:
  Interest expense                                                (1,031)        (1,139)
                                                                ---------      ---------


LOSS BEFORE TAXES                                                (14,612)       (19,649)

  Provision for income taxes                                         --             --
                                                                ---------      ---------

NET LOSS                                                        $(14,612)      $(19,649)
                                                                =========      =========

LOSS PER SHARE:

  Basic                                                         $  --          $  --
                                                                =========      =========
  Diluted                                                       $  --          $  --
                                                                =========      =========

                       See notes to financial statements.

                           ICY SPLASH FOOD AND BEVERAGE, INC.
                                STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                                 For  the Three Months
                                                                   Ended  March  31,
                                                                  2002          2001
                                                              -----------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $(14,612)     $(19,649)
  Adjustments to reconcile net loss
   to net cash used by operating activities:
    Depreciation                                                     750         1,000
    Provision for bad debts                                        4,753           863
    Stock issued for services                                    119,200           --
    Changes in assets and liabilities:
    (Increase) in accounts receivable                             (5,898)      (16,244)
    Decrease in inventories                                       22,548        14,814
    (Increase) in prepaid expenses
      and other current assets                                       --        (21,652)
    (Decrease) increase in accounts payable                      (22,893)        7,752
    (Decrease) increase in accrued expenses
      and other current liabilities                             (119,869)           73
                                                              -----------   -----------

      Net cash used by operating activities                      (16,021)      (33,043)
                                                              -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from shareholder's loans                             39,885        29,645
Repayments of shareholder's loans                                (26,601)         --
                                                              -----------   -----------
      Net cash provided by financing activities                   13,284        29,645
                                                              -----------   -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                       (2,737)       (3,398)


  Cash and cash equivalents, at beginning of year                  3,968         4,278
                                                              -----------   -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                     $  1,231      $    880
                                                              ===========   ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash during the period for:
    Income taxes paid                                           $    455      $    551
    Interest paid                                               $  1,031      $  1,139

SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

    840,000 shares of common stock issued as compensation
    for professional services rendered                          $119,200
    180,000 shares of common stock issued as compensation
    for professional services to be rendered                    $ 54,000



                       See notes to financial statements.

                                        5

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (UNAUDITED)

NOTE  1  -  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES:

     In the opinion of management, the accompanying unaudited interim financial statements of Icy Splash Food and Beverage, Inc. contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2002 and December 31, 2001 (audited) and the results of operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001.


     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2001, which is incorporated herein by reference. Certain notes included in Form 10-KSB have been condensed or omitted from this report in accordance with the rules for Forms 10-Q and 10-QSB.

NOTE  2  -  GOING  CONCERN:

     As shown in the accompanying financial statements, the Company has incurred a net operating loss of $14,612 for the three month period ending March 31, 2002 and has an accumulated deficit of $404,876 as of March 31, 2002 as well as negative working capital. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. Management is actively pursuing additional capital and has initiated new distribution agreements with established distributors of its products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE  3  -  LOANS  PAYABLE  -  SHAREHOLDER:

     At March 31, 2002 and December 31, 2001 the Company owed an aggregate of $118,621 and $105,337, respectively to one of its shareholders. The loan is non-interest bearing and has no formal repayment terms.


NOTE  4  -  RELATED  PARTY  TRANSACTIONS:

     During December 1998, the Company initiated sales of product to a distributor. Certain members of management of the Company personally agreed to provide financing and organizational support to the distributor, although they own no equity in it. In exchange for the financial support, the distributor agreed to provide experience, sales representatives, contacts and a full-service operating distribution business including a warehouse for, but not limited to, the Company's product. The shareholders have not received any form of compensation or other benefits for their loans and managerial assistance. Management believes that all transactions between the Company and the distributor are at arm's length. However, since there was economic dependence by the distributor upon management of the Company, sales to the distributor are not recognized as revenue by the Company until the distributor ships the goods to its customer. During March 2002, this distributor ceased operations. Although the Company has established relationships with additional distributors in anticipation of this event and the Company anticipates replacing the sales volume with other distributors, it is uncertain at this time if the sales can be totally replaced.

NOTE  5  -  CAPITAL  STOCK:

     During the year ended December 31, 2001, the Company issued 265,500 shares of common stock upon exercise of outstanding common stock purchase warrants. The Company was to receive $235,375 on exercise of such warrants which represented the exercise price of $1.00 per share less direct offering costs of $3,575 and less $.10 per share which was required to be paid to Southern Financial Services, Inc. ("Southern"), the Company's financial consultant and escrow agent. To date, the Company has received only $92,275 in connection with such exercise and 78,000 shares have been recovered by a successor escrow agent.


     The difference between the amount due and the amount received has been recorded as equity and a subscription receivable. As funds are received from liquidation of stock in escrow and other recoveries, subscriptions receivable will be reduced until all recoveries have been made, at which time equity and subscriptions receivable will be adjusted accordingly.

     On February 19, 2002, the Company signed a six month consulting agreement with a financial services group to review and analyze the Company's formal and informal financial, strategic and business plans, prepare and update a formal business plan, along with the appropriate financial projections and perform other financial services requested by the Company. Compensation is 330,000 shares of the Company's common stock, to be paid as follows: 100,000 upon execution of the agreement, 75,000 shares on March 15, 2002, 75,000 shares on May 15, 2002 and 80,000 shares on July 15, 2002. In March 2002, the Company issued 330,000 registered shares of common stock to this consultant as compensation for services rendered and to be rendered. The shares were valued at $0.30 per share and the Company recorded $54,000 as unearned compensatory stock, the total value of services still to be rendered.

     In addition, in March 2002, the Company issued 690,000 shares of common stock, which were granted in 2001, to the Company's officers and consultants as compensation for services rendered. These shares were valued at prices varying from $0.08 to $0.16 per share, which were the prices at the time of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical  Accounting  Policies  and  Estimates

          Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. The Company evaluates its estimates, including those related to bad debts, inventories, contingencies and litigation on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          The Company believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our financial statements:

          The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

          Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon contractual provisions governing obsolescence, as well as assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required and estimates are made regarding adjustments to the cost of inventories. Actual amounts could be different from those estimated.


RESULTS  OF  OPERATIONS

     Net sales for Icy Splash Food & Beverage, Inc. (the "Company") increased 6.8%, from $85,704 in the three months ended March 31, 2001 to $91,574 in the three months ended March 31, 2002. For the three months ended March 31, 2002 sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products were 50.5%, 36.6% and 12.9%, respectively. For the three months ended March 31, 2001 sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products were 52.7%, 17.4% and 29.9%, respectively.

     The gross profit margin increased to 32.0% in the first quarter of 2002 from 29.0% in the first quarter of 2001. The increase in profit margin was predominately caused by Management's decision to shift the sales mix toward more sales of the higher margin products manufactured by the Company instead of other manufacturers' products.

     Selling expenses were $11,649 in the first three months of 2002, compared with $13,971 in the first three months of 2001, 12.7% and 16.3% of sales, respectively. The decrease in the dollar volume and percentage of selling expenses in 2002 is due to the decision to focus on selling Icy Splash - Clear to established markets.

     General and administrative expenses were $31,238 in the first three months of 2002, compared with $29,421 in the first three months of 2001, 34.1% and 34.3% of sales, respectively. Management has continued its efforts to keep administrative costs low until the Company raises additional capital.

     Professional fees were $17,473 in the first three months of 2002, compared with $19,752 in the first three months of 2001, 19.1% and 23.0% of sales, respectively.

     Bad debt expense was $4,753 for the first three months of 2002 versus $863 for the first three months of 2001, 5.2% and 1.0% of sales, respectively. The increase is a one-time occurance, to allow for an old receivable from a significant distributor, which is under dispute and may not be paid by the distributor. A 1% non-specific allowance has been made for the 2002 quarter as well.

     Interest expense was $1,031 for the first three months of 2002 versus $1,139 for the first three months of 2001, 1.1% and 1.3% of sales, respectively.

     There was a loss from operations for the first quarter of 2002 of $13,581, compared with a loss of $18,510 for the first quarter of 2001, with an operating loss of 14.8% of sales for the first quarter of 2002 and 21.6% for the first quarter of 2001. Net loss and net loss as a percent of sales for the first three months of 2002 were $14,612 and 16.0%, compared to $19,649 and 22.9% for the first three months of 2000.


LIQUIDITY  AND  CAPITAL  RESOURCES

     Working capital increased $105,338 from December 31, 2001 to March 31, 2002 predominately from a $119,200 decrease of accrued liabilities due to issuance of common stock for services rendered, which had been accrued as of December 31, 2001. We are however, still reflecting negative working capital.

     Net cash flow used by operating activities was $16,021 and $33,043 for the first quarters of 2002 and 2001, respectively.

     During the first quarter of 2002, the Company borrowed $39,885 from a shareholder, while repaying $26,601 and during the first quarter of 2001 it borrowed $29,645 from shareholder, while repaying $0.

     This report contains forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate, "estimate," "expect," "intend" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected.

     While the Company has no material capital commitments, we have experienced losses and have negative cash flow from operating activities as of March 31, 2002. There is no assurance that we will be able to generate enough funds from either operations or equity/debt financing to sustain the Company in the future. However, Management has hired a consulting firm to assist in strategic planning for capital formation and is optimistic about future efforts to raise equity.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS:

     Not Applicable

ITEM  2.  CHANGES  IN  SECURITIES:

     Not Applicable

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES:

     Not  Applicable


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS:

     Not Applicable

ITEM  5.  OTHER  INFORMATION:

     Not Applicable

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K:

     (a)     Exhibits

3.1     Certificate  of  Incorporation  of  Icy  Splash(1)

3.2     By-Laws  of  Icy  Splash(1)

4.1     Specimen  Common  Stock  certificate  of  Icy  Splash(1)

10.1    Agreement  between  the  Company  and  Pinnacle  Capital,  LLC. (2)

10.2 Consulting Agreement between Charles Tokarz and Icy Splash, dated March 19, 1998(1)

11      Computation of Earnings Per Share

-----------
(1) Previously filed as an exhibit to our registration statement on Form 10-SB, which was filed on May 21, 1999, and incorporated herein by reference

(2) Previously filed as exhibit 10,1 to our annual report on Form 10-KSB filed with the Commission on April 12, 2002 and incorporated herein by reference

     (b)     Reports  on  Form  8-K

     The Company did not file any Reports on Form 8-K during the period ended March 31, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 20, 2002
                                     ICY  SPLASH  FOOD  &  BEVERAGE,  INC.

                          By:  /s/   Joseph  Aslan
                              ---------------------
                              Joseph  Aslan
                              President

                              /s/  Charles  Tokarz
                              ----------------------
                              Charles  Tokarz
                              Chief Financial Officer

EXHIBIT 11
                     STATEMENT  RE:  COMPUTATION  OF  EARNINGS  PER  SHARE


ICY  SPLASH  FOOD  AND  BEVERAGE,  INC.

STATEMENT  RE:  COMPUTATION  OF  EARNINGS  PER  SHARE
              (UNAUDITED)

                                                    THREE  MONTHS ENDED MARCH 31,
                                                       2002             2001
                                                    -----------      -----------

BASIC EARNINGS PER SHARE:

Net loss                                             $(14,612)       $(19,649)
                                                    -----------      -----------

Weighted average shares outstanding                  7,046,833       6,600,000
                                                    -----------      -----------

Basic earnings per share                             $      --       $      --
                                                    ===========      ===========
Diluted earnings per share:

Net loss                                             $ (14,612)      $ (19,649)
                                                    -----------      -----------

Weighted average and dilutive shares:
    Weighted average shares outstanding              7,046,833        6,600,000
    Dilutive shares (Antidilutive in 2002 & 2001)           --               --
                                                    -----------      -----------
                                                     7,046,833        6,600,000
                                                    -----------      -----------

Diluted earnings per share                           $      --        $      --
                                                    ===========      ===========

