Form 10QSB
period 2002-06-30
ICY SPLASH FOOD & BEVERAGE INC
filed 2002-08-13
CIK 1070906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

   (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

   ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


Commission  File  Number  0-26155

                        ICY SPLASH FOOD & BEVERAGE, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          NEW  YORK                                  11-3329510
-----------------------------------       ----------------------------------
(State  or  Other  Jurisdiction  of      (IRS  Employer  Identification  No.)
Incorporation  or  Organization)

                     535 WORTMAN AVENUE, BROOKLYN, NY 11208
              ---------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (718) 746-3585
                          -----------------------------
                            Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for  the  past 90 days.  Yes X    No
                                                                     ---     ---
There were 7,885,500 shares of the registrant's common stock outstanding as of July 22, 2002.

Transitional  Small  Business  Disclosure  Format  Yes       No    X
                                                      ----       -----


                                      INDEX

                                                                                      Page(s)
                                                                                      --------
<BTB>

PART  I     FINANCIAL  INFORMATION

ITEM  1.    FINANCIAL  STATEMENTS

            a)  Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001      3.

            b)  Statements of Operations for the three and six months ended June 30,
                2002 and  2001  (unaudited)                                               4.

            c)  Statements  of Cash Flows for the six months ended June 30, 2002 and
                2001 (unaudited)                                                          5.

            d)  Notes  to  Financial  Statements  (unaudited)                          6. to 8.

ITEM  2.     MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
               CONDITION  AND  RESULTS  OF  OPERATIONS                                 9. to 11.

PART  II     OTHER  INFORMATION

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS                              12.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K                                        12.

            a)  EXHIBITS                                                                  12.

            b)  REPORTS  ON  FORM  8-K                                                    12.

SIGNATURES                                                                                13.

EXHIBIT  11                                                                               14.


PART  I.     FINANCIAL  INFORMATION:

ITEM  1.     FINANCIAL  STATEMENTS:

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                                 BALANCE SHEETS


                                   - ASSETS -
                                                                                        June 30,     December 31,
                                                                                          2002          2001
                                                                                       ------------  ------------
                                                                                        (Unaudited)


CURRENT ASSETS:
Cash                                                                                   $     3,135      $   3,968
Accounts receivable, net of allowance for doubtful accounts of $2,993 and $4,040 for
   June 30, 2002 and December 31, 2001, respectively                                        43,674         40,902
Inventory                                                                                  154,307        173,845
Prepaid expenses and other current assets                                                    3,369          3,369
                                                                                       ------------  ------------
TOTAL CURRENT ASSETS                                                                       204,485        222,084
                                                                                       ------------  ------------
FIXED ASSETS:
Warehouse equipment                                                                          5,000          5,000
Office equipment                                                                            14,749         14,749
                                                                                       ------------  ------------
                                                                                            19,749         19,749
Less: accumulated depreciation                                                              16,882         15,383
                                                                                       ------------  ------------
                                                                                             2,867          4,366
                                                                                       ------------  ------------
                                                                                       $   207,352      $ 226,450
                                                                                       ============  ============

- LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)-
CURRENT LIABILITIES:
Notes payable                                                                          $    65,000      $  65,000
Accounts payable                                                                            32,830         51,682
Accrued expenses and other current liabilities                                               2,300        120,778
Shareholder's loans                                                                         59,411        105,337
Due to affiliate                                                                            48,500              -
Income taxes payable                                                                           228            455
                                                                                       ------------  ------------
TOTAL CURRENT LIABILITIES                                                                  208,269        343,252
                                                                                       ------------  ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, zero shares issued and
   outstanding for 2002 and 2001                                                                 -              -
Common stock, $.001 par value, 50,000,000 shares authorized, 7,885,500 and
   6,865,500 shares issued and outstanding at June 30,2002 and December 31, 2001
   respectively                                                                              7,886          6,866
Additional paid-in capital                                                                 581,876        409,696
Accumulated deficit                                                                       (401,079)      (390,264)
Unearned compensatory stock                                                                (46,500)             -
Stock subscription receivable                                                             (143,100)      (143,100)
                                                                                       ------------  ------------
                                                                                              (917)      (116,802)
                                                                                       ------------  ------------
                                                                                      $    207,352     $  226,450
                                                                                       ============  ============
                       See notes to financial statements.


                                                                         Page 3.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                            Three Months Ended     Six Months Ended
                                                 June 30,              June 30,
                                      --------------------------------------------------
                                         2002          2001         2002         2001
                                      ----------    ----------   ----------   ----------
NET SALES                             $  206,975   $  198,937   $  298,549   $  284,641
COST OF SALES                            124,581      149,694      186,849       210,516
                                      ----------    ----------   ----------   ----------
GROSS PROFIT                              82,394       49,243      111,700       74,125
                                      ----------    ----------   ----------   ----------
OPERATING EXPENSES:
  Selling expenses                        41,046       23,595       52,694       37,567
  General and administrative expenses     36,479       22,010       67,718       51,430
                                      ----------    ----------   ----------   ----------

                                          77,525       45,605      120,412       88,997
                                      ----------    ----------   ----------   ----------
INCOME (LOSS) FROM OPERATIONS              4,869        3,638       (8,712)     (14,872)

OTHER EXPENSES:
Interest expense                          (1,072)      (1,165)      (2,103)      (2,304)
                                      ----------    ----------   ----------   ----------
INCOME (LOSS) BEFORE TAXES                 3,797        2,473      (10,815)     (17,176)

Provision for income taxes                     -          -              -            -
                                      ----------    ----------   ----------   ----------
NET INCOME (LOSS)                       $  3,797     $  2,473   $  (10,815)  $  (17,176)
                                      ==========    ==========   ==========   ==========
INCOME (LOSS) PER SHARE:
Basic                                   $      -     $      -     $      -     $      -
                                      ==========    ==========   ==========   ==========

Diluted                                 $      -     $      -     $      -     $      -
                                      ==========    ==========   ==========   ==========

                       See notes to financial statements.

                                                                         Page 4.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Six Months Ended
                                                                                     June 30,
                                                                             --------------------------
                                                                                2002           2001
                                                                             ----------     -----------

INCREASE  (DECREASE)  IN  CASH  AND  CASH  EQUIVALENTS:

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:


Net loss                                                                     $ (10,815)     $  (17,176)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation                                                                     1,500           2,000
Provision for bad debts                                                          6,772           2,852
Stock issued for services                                                      126,700               -
Changes in assets and liabilities:
(Increase) in accounts receivable                                               (9,544)        (24,334)
Decrease in inventories                                                         19,538           9,901
(Increase) in prepaid expenses and other current assets                              -         (18,304)
(Decrease) increase in accounts payable                                        (18,853)          2,537
(Decrease) increase in accrued expenses and other current liabilities         (118,705)          6,285
                                                                             ----------     ----------
Net cash used by operating activities                                           (3,407)        (36,239)
                                                                             ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loan                                                48,500               -
Proceeds from shareholder's loans                                               39,985          36,167
Repayments of shareholder's loans                                              (85,911)              -
                                                                             ----------     -----------
Net cash provided by financing activities                                        2,574          36,167
                                                                             ----------     -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (833)            (72)

Cash and cash equivalents, at beginning of year                                  3,968           4,278
                                                                             ----------     -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                  $   3,135      $    4,206
                                                                             ==========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash during the period for:
Income taxes paid                                                            $     455      $      563
Interest paid                                                                $   2,103      $    1,920

SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
865,000 shares of common stock issued at market value as compensation for
    professional services rendered                                           $ 126,700      $        -
155,000 shares of common stock issued at market value as compensation for
    professional services to be rendered                                     $  46,500      $         -

                       See notes to financial statements.
                                                                         Page 5.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (UNAUDITED)

NOTE  1  -     ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES:

          In the opinion of management, the accompanying unaudited interim financial statements of Icy Splash Food and Beverage, Inc. contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2002 and December 31, 2001 (audited) and the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001.

          The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

          As shown in the accompanying financial statements, the Company has incurred a net operating loss of $10,815 for the six month period ending June 30, 2002 and has an accumulated deficit of $401,079 as of June 30, 2002 as well as negative working capital. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. Management is actively pursuing additional capital and has initiated new distribution agreements with established distributors of its products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE  3  -     LOANS  PAYABLE  -  SHAREHOLDER:

          At June 30, 2002 and December 31, 2001 the Company owed an aggregate of $59,411 and $105,337, respectively to one of its shareholders. The loan is non-interest bearing and has no formal repayment terms.
                                                                         Page 6.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (UNAUDITED)

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


          During the second quarter of 2002, the Company borrowed $48,500 from a corporation which is owned by one of the Company's shareholders. This loan which is unsecured and non-interest bearing is payable upon demand. Accordingly, it has been reflected as a current liability on the Company's balance sheet.



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

                                                                         Page 7.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (UNAUDITED)

NOTE  5  -     CAPITAL  STOCK  (Continued)

          On February 19, 2002, the Company signed a six month consulting agreement with a financial services group to review and analyze the Company's formal and informal financial, strategic and business plans, prepare and update a formal business plan, along with the appropriate financial projections and perform other financial services requested by the Company. Compensation is 330,000 shares of the Company's common stock, to be paid as follows: 100,000 upon execution of the agreement, 75,000 shares on March 15, 2002, 75,000 shares on May 15, 2002 and
          80,000 shares on July 15, 2002. In March 2002, the Company issued 330,000 registered shares of common stock to this consultant as compensation for services rendered and to be rendered. The shares were valued at $0.30 per share. At June 30, 2002, with the agreement of the financial services group, 155,000 shares of stock, recorded as $46,500 of unearned compensatory stock, was still held by the Company for the total value of services still to be rendered.

          In addition, in March 2002, the Company issued 690,000 shares of common stock, which were granted in 2001, to the Company's officers and consultants as compensation for services rendered. These shares were valued at prices varying from $0.08 to $0.16 per share, which were the prices at the time of grant.

                                                                         Page 8.

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

          Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon contractual provisions governing obsolescence, as well as assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required and estimates made regarding adjustments to the cost of inventories.
          Actual  amounts  could  be  different  from  those  estimated.

          RESULTS  OF  OPERATIONS

          Net sales for Icy Splash Food & Beverage, Inc. (the "Company") increased 4.0%, from $198,937 in the three months ended June 30, 2001 to $206,975 in the three months ended June 30, 2002, and 4.9%, from $284,641 in the six months ended June 30, 2001 to $298,549 in the six months ended June 30, 2002. For the three months ended June 30, 2002 sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products were 95.4%, 0.0% and 4.6%, respectively. For the three months ended June 30, 2001 sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products were 51.9%, 6.3% and 41.8%, respectively. For the six months ended June 30, 2002 sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products were 78.6%, 2.4% and 19.0%, respectively. For the six months ended June 30, 2001 sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products were 52.2%, 9.6% and 38.2%, respectively.

          The gross profit margin increased to 39.8% in the second quarter of 2002 from 24.8% in the second quarter of 2001 and to 37.4% in the first six months of 2002 from 26.0% in the first six months of 2001. The increase in profit margin was predominately caused by Management's decision to shift the sales mix toward more sales of the higher margin products manufactured by the Company instead of other manufacturers' products.


          Selling expenses were $41,046 for the second quarter of 2002, compared with $23,595 for the second quarter of 2001, 19.8% and 11.9% of sales, respectively, and $52,694 in the first six months of 2002, compared with $37,567 in the first six months of 2001, 17.6% and 13.2% of sales, respectively. The increased percentage of selling expenses in 2002 is due to the decision to increase promotion expenditures for Icy Splash - Clear.

                                                                         Page 9.

          General and administrative expenses were $36,479 in the second quarter of 2002, compared with $22,010 in the second quarter of 2001, 17.6% and 11.1% of sales, respectively, and $67,718 in the first six months of 2002, compared with $51,430 in the first six months of 2001, 22.7% and 18.1% of sales, respectively. Although the Company incurred higher costs for distribution and professional fees in 2002 as compared to 2001, management has continued its efforts to keep administrative costs low until the Company raises additional capital.


          Professional fees were $20,106 for the second quarter of 2002, compared with $11,095 for the second quarter of 2001, 9.7% and 5.6% of sales, respectively. Professional fees were $37,579 for the six months ended June 30, 2002, compared with $30,848 for the six months ended June 30, 2001, 12.6% and 10.8% of sales, respectively


          Bad debt expense was $2,020 for the three months ended June 30, 2002 versus $1,989 for the three months ended June 30, 2001, 1.0% and 1.0% of sales, respectively. Bad debt expense was $6,772 for the six months ended June 30, 2002 versus $2,852 for the six months ended June 30, 2001, 2.3% and 1.0% of sales, respectively. The increase for the first six months of 2002 is a one-time occurrence, to allow for an old receivable from a significant distributor, which is under dispute and may not be paid by the distributor. A 1% non-specific allowance has been made for the 2002 quarter as well.


          Interest expense was $1,072 for the second quarter of 2002 versus $1,165 for the second quarter of 2001, 0.5% and 0.6% of sales, respectively. Interest expense was $2,103 for the six months ended June 30, 2002 versus $2,304 for the six months ended June 30, 2001,
          0.7%  and  0.8%  of  sales,  respectively.


          There was income from operations for the second quarter of 2002 of $4,869, compared with an income of $3,638 for the second quarter of 2001, with an operating income of 2.4% of sales for the second quarter of 2002 and 1.8% for the second quarter of 2001. There was a loss from operations for the six months ended June 30, 2002 of $8,712, compared with a loss of $14,872 for the six months ended June 30, 2001, with an operating loss of 2.9% of sales for the six months ended June 30, 2002 and 5.2% for the six months ended June 30, 2001. Net income and net income as a percent of sales for the second quarter of 2002 were $3,797 and 1.8%, compared to $2,473 and 1.2% for the second quarter of 2001. Net loss and net loss as a percent of sales for the first six months of 2002 were $10,815 and 3.6%, compared to $17,176 and 6.0% for the first six months of 2001.

          LIQUIDITY  AND  CAPITAL  RESOURCES

          Working capital increased $117,384 from December 31, 2001 to June 30, 2002 predominately from a $119,200 decrease of accrued liabilities due to issuance of common stock for services rendered, which had been accrued as of December 31, 2001. We are however, still reflecting negative working capital.

          Net cash flow used by operating activities was $3,407 and $36,239 for the first six months of 2002 and 2001, respectively.

          During the first six months of 2002, the Company borrowed $39,985 from a shareholder, while repaying $85,911 and borrowed $48,500 from a related corporation. During the six months of 2001 it borrowed $36,167 from a shareholder, while repaying $0.

          This report contains forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate, "estimate," "expect," "intend" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected.
                                                                        Page 10.

          While the Company has no material capital commitments, we have experienced losses and have negative cash flow from operating activities as of June 30, 2002. There is no assurance that we will be able to generate enough funds from either operations or equity/debt financing to sustain the Company in the future. However, Management has hired a consulting firm to assist in strategic planning for capital formation and is optimistic about future efforts to raise equity.

                                                                        Page 11.

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

             Not  Applicable

ITEM  5.     OTHER  INFORMATION:

                Not  Applicable

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K:

             (a)    Exhibits

             3.1    Certificate  of  Incorporation  of  Icy  Splash  (1)

             3.2    By-Laws  of  Icy  Splash  (1)

             4.1    Specimen  Common  Stock  certificate  of  Icy  Splash  (1)

             10.1   Agreement between the Company and Pinnacle Capital, LLC. (2)

             10.2 Consulting Agreement between Charles Tokarz and Icy Splash, dated March 19, 1998 (1)

             11     Computation  of  Earnings  Per  Share

             99     Certification pursuant to the Sarbanes-Oxley Act of 2002.

-----------
(1)     Previously  filed  as  an  exhibit to our registration statement on Form
10-SB,  which  was  filed  on May 21, 1999, and incorporated herein by reference

(2) Previously filed as exhibit 10.1 to our annual report on Form 10-KSB filed with the Commission on April 12, 2002 and incorporated herein by reference

             (b)     Reports  on  Form  8-K

             The Company did not file any Reports on Form 8-K during the period ended June 30, 2002.

                                                                        Page 12.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August  6,  2002

                                  ICY  SPLASH  FOOD  &  BEVERAGE,  INC.

                                  By:  /s/   Joseph  Aslan
                                  ------------------------
                                  Joseph  Aslan
                                  President

                                  /s/  Charles  Tokarz
                                  ------------------------
                                  Charles  Tokarz
                                  Chief  Financial  Officer
                                                                        Page 13.