Form 10QSB
period 2002-09-30
ICY SPLASH FOOD & BEVERAGE INC
filed 2002-11-19
CIK 1070906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

   (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 2002

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

There were 11,885,500 shares of the registrant's common stock outstanding as of October 24, 2002.

Transitional Small Business Disclosure Format Yes No   X
                                                     ---


                                      INDEX

                                                                                         Page(s)


PART I     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

     a)     Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001     3.

     b)     Statements of Operations for the three and nine months ended September 30,
             2002 and 2001 (unaudited)                                                    4.

     c)     Statements of Cash Flows for the nine months ended September 30, 2002 and
            2001 (unaudited)                                                              5.

     d)     Notes to Financial Statements (unaudited)                                     6. to 8.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                                           9. to 11.

ITEM 3.     CONTROLS AND PROCEDURES                                                       11.

PART II     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                              12.

     a)     EXHIBITS                                                                      12.

     b)     REPORTS ON FORM 8-K                                                           12.

SIGNATURES                                                                                13.

CERTIFICATIONS                                                                            14. to 15.


PART I.     FINANCIAL INFORMATION:

ITEM 1.     FINANCIAL STATEMENTS:

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                                 BALANCE SHEETS



                                             - ASSETS -
                                                                            September 30,  December 31,
                                                                                 2002        2001
                                                                              ----------  ----------
                                                                             (unaudited)
CURRENT ASSETS:
Cash                                                                          $   3,284   $   3,968
Accounts receivable, net of allowance for doubtful accounts of $3,815 and
 $4,040 for September 30, 2002 and December 31, 2001, respectively               44,504      40,902
Inventory                                                                       167,727     173,845
Prepaid expenses and other current assets                                         3,378       3,369
                                                                              ----------  ----------
TOTAL CURRENT ASSETS                                                            218,893     222,084
                                                                              ----------  ----------

FIXED ASSETS:
Warehouse equipment                                                               5,000       5,000
Office equipment                                                                 14,749      14,749
                                                                              ----------  ----------
                                                                                 19,749      19,749
Less: accumulated depreciation                                                   17,633      15,383
                                                                              ----------  ----------
                                                                                  2,116       4,366
                                                                              ----------  ----------
                                                                              $ 221,009   $ 226,450
                                                                              ==========  ==========

                       - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)-
CURRENT LIABILITIES:
Notes payable                                                                 $  65,000   $  65,000
Accounts payable                                                                 61,289      51,682
Accrued expenses and other current liabilities                                    3,526     120,778
Shareholder's loans                                                              53,615     105,337
Due to affiliate                                                                 48,500           -
Income taxes payable                                                                342         455
                                                                              ----------  ----------
TOTAL CURRENT LIABILITIES                                                       232,272     343,252
                                                                              ----------  ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, zero shares
 issued and outstanding for 2002 and 2001                                              -           -
Common stock, $.001 par value, 50,000,000 shares authorized, 11,435,500 and
 6,865,500 shares issued and outstanding at September 30, 2002 and
December 31, 2001, respectively                                                  11,436       6,866
Additional paid-in capital                                                      984,326     409,696
Accumulated deficit                                                            (748,257)   (390,264)
Unearned compensatory stock                                                     (66,000)          -
Stock subscription receivable                                                  (192,768)   (143,100)
                                                                              ----------  ----------
                                                                                (11,263)   (116,802)
                                                                              ----------  ----------
                                                                              $ 221,009   $ 226,450
                                                                              ==========  ==========

                       See notes to financial statements.


                                    Page 3.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Months Ended     Nine Months Ended
                                             September 30,         September 30,
                                        ---------------------  ---------------------
                                           2002       2001        2002       2001
                                        ----------  ---------  ----------  ---------
NET SALES                               $  82,249   $157,456   $ 380,798   $442,097
COST OF SALES                              55,844    117,906     242,693    328,423
                                        ----------  ---------  ----------  ---------

GROSS PROFIT                               26,405     39,550     138,105    113,674
                                        ----------  ---------  ----------  ---------

OPERATING EXPENSES:
  Selling expenses                         23,733     17,279      76,427     54,846
  General and administrative expenses     348,794     20,170     416,512     71,600
                                        ----------  ---------  ----------  ---------
                                          372,527     37,449     492,939    126,446
                                        ----------  ---------  ----------  ---------
INCOME (LOSS) FROM OPERATIONS            (346,122)     2,101    (354,834)   (12,772)

OTHER EXPENSES:
Interest expense                           (1,056)    (1,041)     (3,159)    (3,345)
                                        ----------  ---------  ----------  ---------

INCOME (LOSS) BEFORE TAXES               (347,178)     1,060    (357,993)   (16,117)

Provision for income taxes                      -          -           -          -
                                        ----------  ---------  ----------  ---------

NET INCOME (LOSS)                       $(347,178)  $  1,060   $(357,993)  $(16,117)
                                        ==========  =========  ==========  =========

INCOME (LOSS) PER SHARE:
Basic                                   $   (0.04)  $      -   $   (0.05)  $      -
                                        ==========  =========  ==========  =========
Diluted                                 $   (0.04)  $      -   $   (0.05)  $      -
                                        ==========  =========  ==========  =========

                       See notes to financial statements.


                                    Page 4.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                              ---------------------
                                                                                 2002       2001
                                                                              ----------  ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                      $(357,993)  $(16,117)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation                                                                      2,250      3,000
Provision for bad debts                                                           7,595      4,409
Stock issued for services                                                       453,200          -
Changes in assets and liabilities:
(Increase) in accounts receivable                                               (11,197)   (38,793)
Decrease in inventories                                                           6,119        278
(Increase) in prepaid expenses and other current assets                             (10)   (26,533)
Increase (decrease) in accounts payable                                           9,607     (8,936)
(Decrease) increase in accrued expenses and other current liabilities          (117,365)     3,865
                                                                              ----------  ---------
Net cash used by operating activities                                            (7,794)   (78,827)
                                                                              ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                                               10,332     85,975
Proceeds from related party loan                                                 48,500          -
Proceeds from shareholder's loans                                                49,144     58,593
Repayments of shareholder's loans                                              (100,866)   (50,078)
                                                                              ----------  ---------
Net cash provided by financing activities                                         7,110     94,490
                                                                              ----------  ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (684)    15,663

Cash and cash equivalents, at beginning of year                                   3,968      4,278
                                                                              ----------  ---------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                   $   3,284   $ 19,941
                                                                              ==========  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash during the period for:
Income taxes paid                                                             $     455   $    563
Interest paid                                                                 $   3,159   $  3,345

SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
3,140,000 shares of common stock issued at market value as compensation
 for professional services rendered                                           $ 453,200   $      -
430,000 shares of common stock issued at market value as compensation
 for professional services to be rendered                                     $  66,000   $      -
1,000,000 shares of common stock sold for $60,000. A subscription receivable
 for an amount remaining to be collected                                      $  49,668

                       See notes to financial statements.


                                    Page 5.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                  (UNAUDITED)

NOTE  1  -     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

In the opinion of management, the accompanying unaudited interim financial statements of Icy Splash Food and Beverage, Inc. contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2002 and December 31, 2001 (audited) and the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001.

The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $354,834 for the nine month period ending September 30, 2002 and has an accumulated deficit of $748,257 as of September 30, 2002 as well as negative working capital. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. Management is actively pursuing additional capital and has initiated new distribution agreements with established distributors of its products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE  3  -     LOANS PAYABLE - SHAREHOLDER:

At September 30, 2002 and December 31, 2001 the Company owed an aggregate of $53,615 and $105,337, respectively to one of its shareholders. The loan is non-interest bearing and has no formal repayment terms.

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



                                    Page 6.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                  (UNAUDITED)

NOTE  4  -     RELATED PARTY TRANSACTIONS (Continued):

During the third quarter of 2002, the Company borrowed $48,500 from a corporation which is owned by one of the Company's shareholders. This loan which is unsecured and non-interest bearing is payable upon demand. Accordingly, it has been reflected as a current liability on the Company's balance sheet.

During the third quarter of 2002, the Company issued 2,000,000 shares of common stock to a corporation which is owned by one of the Company's shareholders. It is the same corporation which has loaned the Company $48,500. The stock issuance is compensation for consulting, marketing, distribution and product development assistance services rendered (see Note 5).

During the third quarter of 2002, the Company issued 200,000 shares of common stock to a related party for marketing and consulting services (see Note 5).

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

On February 19, 2002, the Company signed a nine month consulting agreement with a financial services group to review and analyze the Company's formal and informal financial, strategic and business plans, prepare and update a formal business plan, along with the appropriate financial projections and perform other financial services requested by the Company. Compensation is 330,000 shares of the Company's common stock, to be paid as follows: 100,000 upon execution of the agreement, 75,000 shares on March 15, 2002, 75,000 shares on May 15, 2002 and 80,000 shares on July 15, 2002. In March 2002, the Company issued 330,000 registered shares of common stock to this consultant as compensation for services rendered and to be rendered. The shares were valued at $0.30 per share. At September 30, 2002, with the agreement of the financial services group, 80,000 shares of stock, recorded as $24,000 of unearned compensatory stock, was still held by the Company for the total value of services still to be rendered.

In March 2002, the Company issued 690,000 shares of common stock, which were granted in 2001, to the Company's officers and consultants as compensation for services rendered. These shares were valued at prices varying from $0.08 to $0.16 per share, which were the market prices at the time of grant.



                                    Page 7.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                 (UNAUDITED)

NOTE  5  -     CAPITAL STOCK (Continued):

During the third quarter of 2002, the Company issued 2,000,000 common shares of stock for services rendered to a corporation which is owned by one of the Company's shareholders. The shares were valued at $.14 per share, the market price at the time of the grant.

Additionally, during the third quarter, 350,000 shares of common stock were issued to an entity and 200,000 shares of common stock were issued to a related party, for marketing and financial consulting services pursuant to verbal consulting agreements entered into by the Company which have no specific terms and can be terminated by either party at any time. The total 350,000 shares, which were valued at $.12 per share, are being held in escrow by management until certain performance criteria are met.

During the third quarter, 1,000,000 shares of common stock were issued to an individual for $60,000. At September 30, 2002, $10,332 was received and $49,668 was recorded as a subscription receivable.

All common shares issued during the third quarter were Section 144 restricted stock.




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

RESULTS OF OPERATIONS

Net sales for Icy Splash Food & Beverage, Inc. (the "Company") decreased 47.8%, from $157,456 in the three months ended September 30, 2001 to $82,249 in the three months ended September 30, 2002, and 13.9%, from $442,097 in the nine months ended September 30, 2001 to $380,798 in the nine months ended September 30, 2002. For the three months ended September 30, 2002 sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products were 85.1%, 0.0% and 14.9%, respectively. For the three months ended September 30, 2001 sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products were 21.6%, 1.5% and 76.9%, respectively. For the nine months ended September 30, 2002 sales of Icy Splash (TM) Clear, Icy Splash
(TM) Second Generation and other manufacturers' products were 82.4%, 8.8% and 8.8%, respectively. For the nine months ended September 30, 2001 sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products were 32.6%, 7.1% and 60.3%, respectively.

The gross profit margin increased to 32.1% in the third quarter of 2002 from 25.1% in the third quarter of 2001 and to 36.3% in the first nine months of 2002 from 25.7% in the first nine months of 2001. The increase in profit margin was predominately caused by Management's decision to shift the sales mix toward more sales of the higher margin products manufactured by the Company instead of other manufacturers' products.

Selling expenses were $23,733 for the third quarter of 2002, compared with $17,279 for the third quarter of 2001, 28.9% and 11.0% of sales, respectively, and $76,427 in the first nine months of 2002, compared with $54,846 in the first nine months of 2001, 20.1% and 12.4% of sales, respectively. The increased percentage of selling expenses in 2002 is primarily due to the decision to increase promotion expenditures for Icy Splash - Clear.


                                    Page 9.

General and administrative expenses were $348,794 in the third quarter of 2002, compared with $20,170 in the third quarter of 2001, 424.1% and 12.8% of sales, respectively, and $416,512 in the first nine months of 2002, compared with $71,600 in the first nine months of 2001, 109.4% and 16.2% of sales, respectively. During the third quarter of 2002, the Company paid consultants with 2,275,000 common shares of the Company's stock, valued at $326,500 (market value). General and administrative expenses, not including stock compensation, were $22,294 and $90,012 for the three and nine months ended September 30, 2002, respectively. Accordingly, professional and consulting fees were $336,324 for the third quarter of 2002, compared with $9,981 for the third quarter of 2001, 408.9% and 6.3% of sales, respectively. Professional and consulting fees were $373,903 for the nine months ended September 30, 2002, compared with $40,738 for the nine months ended September 30, 2001, 98.2% and 9.2% of sales, respectively.

Bad debt expense was $822 for the three months ended September 30, 2002 versus $1,557 for the three months ended September 30, 2001, 1.0% and 1.0% of sales, respectively. Bad debt expense was $7,595 for the nine months ended September 30, 2002 versus $4,409 for the nine months ended September 30, 2001, 2.0% and 1.0% of sales, respectively. The increase for the first nine months of 2002 is a one-time occurrence, to allow for an old receivable from a significant distributor, which is under dispute and may not be paid by the distributor. A 1% non-specific allowance has been made for all the 2002 quarters as well.

Interest expense was $1,056 for the third quarter of 2002 versus $1,041 for the third quarter of 2001, 1.3% and 0.7% of sales, respectively. Interest expense was $3,159 for the nine months ended September 30, 2002 versus $3,345 for the nine months ended September 30, 2001, 0.8% and 0.8% of sales, respectively.

There was a loss from operations for the third quarter of 2002 of $346,122, compared with income of $2,101 for the third quarter of 2001, with an operating loss of 420.8% of sales for the third quarter of 2002 and an operating profit of 1.3% for the third quarter of 2001. There was a loss from operations for the nine months ended September 30, 2002 of $354,834, compared with a loss of $12,772 for the nine months ended September 30, 2001, with an operating loss of 93.2% of sales for the nine months ended September 30, 2002 and 2.9% for the nine months ended September 30, 2001. Net income/(loss) and net income/(loss) as a percent of sales for the third quarter of 2002 were ($347,178) and (422.1%), compared to $1,060 and 0.7% for the third quarter of 2001. Net loss and net loss as a percent of sales for the first nine months of 2002 were $357,993 and 94.0%, compared to $16,117 and 3.7% for the first nine months of 2001.


LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $107,789 from December 31, 2001 to September 30, 2002 predominately from a $119,200 decrease of accrued liabilities due to issuance of common stock for services rendered, which had been accrued as of December 31, 2001. We are however, still reflecting negative working capital.

Net cash flow used by operating activities was $7,794 and $78,827 for the first nine months of 2002 and 2001, respectively.

During the first nine months of 2002, the Company borrowed $49,144 from a shareholder, while repaying $100,866 and borrowed $48,500 from a related corporation. During the first nine months of 2001 it borrowed $58,593 from a shareholder, while repaying $50,078.

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

                                    Page 10.

these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected.

While the Company has no material capital commitments, we have experienced losses and have negative cash flow from operating activities as of September 30, 2002. There is no assurance that we will be able to generate enough funds from either operations or equity/debt financing to sustain the Company in the future. However, Management has hired a consulting firm to assist in strategic planning for capital formation and is optimistic about future efforts to raise equity.


ITEM  3.     CONTROLS AND PROCEDURES

          (a)     Evaluation  of  disclosure  controls  and  procedures.

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934.

     Rule 13a - 14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

(b)     Changes  in  internal  control.

        Not  applicable.





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

     3.2     By-Laws of Icy Splash (1)

     4.1     Specimen Common Stock certificate of Icy Splash (1)

     10.1    Agreement between the Company and Pinnacle Capital, LLC. (2)

     10.2 Consulting Agreement between Charles Tokarz and Icy Splash, dated March 19, 1998 (1)

     99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


(1) Previously filed as an exhibit to our registration statement on Form 10-SB, which was filed on May 21, 1999, and incorporated herein by reference

(2) Previously filed as exhibit 10.1 to our annual report on Form 10-KSB filed with the Commission on April 12, 2002 and incorporated herein by reference


     (b)     Reports on Form 8-K

             The Company did not file any Reports on Form 8-K during the period ended September 30, 2002.


                                    Page 12.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 19, 2002

                         ICY  SPLASH  FOOD  &  BEVERAGE,  INC.

                         By:  /s/  Joseph  Aslan
                         Joseph  Aslan
                         Chief  Executive  Officer

                         /s/  Charles  Tokarz
                         ------------------
                         Charles  Tokarz
                         Chief  Financial  Officer







                                    Page 13.

                                  CERTIFICATION

The undersigned being the Chief Executive Officer and Chief Financial Officer of Icy Splash Food and Beverage, Inc. do hereby certify as follows:

1. That the undersigned has reviewed each annual and quarterly report and that, based on their knowledge, the reports contain no material misrepresentation or omission and the financial information and other financial information in the reports fairly present in all material respects the financial information and results of operations of the issuer,

2. That the undersigned is responsible for establishing and maintaining internal controls, that the undersigned has designed the controls to ensure that material information is made known to them, particularly during the period in which the reports are being prepared, that the undersigned has evaluated the effectiveness of the controls within the 90 days prior to the report, and have presented in the report their conclusions as to the effectiveness of the controls based on that evaluation, and

3. That the undersigned has disclosed to the auditors and audit committee that there are no significant deficiencies in the internal controls nor any fraud, to the best of their knowledge by persons with a significant role in the system of internal controls.

Dated:  November  19,  2002


                                  ------------------------------------
                                   Joseph  Aslan
                                   Chief  Executive  Officer


                                  ------------------------------------
                                   Charles  Tokarz
                                   Chief  Financial  Officer






                                    Page 14.