Form 10KSB
period 2002-12-30
ICY SPLASH FOOD & BEVERAGE INC
filed 2003-04-15
CIK 1070906

SECURITIES  AND  EXCHANGE  COMMISSION
                              WASHINGTON,  DC  20549

                                   FORM  10-KSB

[X]     ANNUAL  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE  SECURITIES
        EXCHANGE  ACT  OF  1934

        FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  the  registrant's  revenues  for  its  most  recent  fiscal  year:
$456,726

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant is approximately $696,160 as of April 10, 2003.

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date: 11,435,500 shares of the registrant's common stock were issued and outstanding as of April 15, 2003.


     DOCUMENTS  INCORPORATED  BY  REFERENCE

     None

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [_] No [X]

     TABLE  OF  CONTENTS

                                                                        Page
PART  I

Item  1.   Description  of  Business                                       1
Item  2.   Description  of  Property                                       6
Item  3.   Legal  Proceedings                                              6
Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders     6

PART  II

Item  5.   Market  for  Common  Equity  and  Related  Stockholder  Matters 6
Item  6.   Management's  Discussion and Analysis or Plan of Operation      7
Item  7.   Financial  Statements                                          F1
Item  8.   Changes  In  and  Disagreements  With  Accountants  on
           Accounting and  Financial  Disclosure                           8

PART  III

Item  9.   Directors, Executive Officers, Promoters and Control Persons    8
Item  10.  Executive  Compensation                                         9
Item  11.  Security Ownership of Certain Beneficial Owners and Management 10
Item  12.  Certain  Relationships  and  Related  Transactions             10
Item  13.  Exhibits  and  Reports  on  Form  8-K                          11
Item  14.  Controls and Preocedures                                       12

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

     Production of our "Icy Splash" soft drink products is entirely outsourced. Independent contractors produce components for production to exact specifications and ship them to an independent co-packer bottling facility. The components include prelabeled bottles, caps, labels, flavors and preprinted boxes. The product is directly shipped from the bottling plant in trailer loads to distributors, chain stores and our warehouse in Brooklyn, New York.

     We distribute "Icy Splash" soft drinks as well as food and beverage products for other manufacturers from our Brooklyn, New York location to supermarkets, discount stores, delis and convenience stores in the New York City area. Sales and billing for local distribution are facilitated in Brooklyn as well. We employ two sales and marketing managers and a local sales and marketing group to carry out sales in New York City and Westchester County. Currently, we have a total of four employees. Two of our executive officers are the employees that facilitate the management and administration of the Company.

     We are a regional business, with distribution and sales limited primarily to the New York, New Jersey and Connecticut area. Our expansion, if any, beyond our current region would require hiring of additional qualified employees and reliance on national distributors, which would be a change from our operating policies followed since our inception.

     We intend to develop a network of distributors which will be given exclusivity and priority status for Icy Splash and other products. Our pilot project with our former distributor, New York Soft Drink Distributors (NYSD), has helped us develop working knowledge of all aspects of the distribution business in order to assist future distributors with management, marketing and logistics expertise as well as products.


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

     Icy Splash - Second Generation is a line of soft drinks which was launched in December of 1998. It comes in 14 flavors including Natural Lemon Tea; Blue Raspberry; Orange; Pineapple; Fruit Punch; Root Beer; Black Cherry; Lemon Lime; Grape; Kola Champagne; Strawberry; Peach; Ginger Ale; and Cola. Although there are a few cola flavors, most of the line is fruit flavored and will capitalize on the growth trend for non-cola beverages. This new line of product has been developed with the same care, quality, and attention to the desires of consumers as the clear products.

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

     In 1999, sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other products contributed $186,269 (29.5%), $279,159 (44.2%) and $166,509
(26.3%) to revenue, respectively. In 2000, revenues from Icy Splash - Clear, Icy Splash (TM) Second Generation and other products were $146,672 (29.8%), $104,142 (21.1%) and $241,712 (49.1%), respectively. In 2001, revenues from Icy Splash - Clear, Icy Splash (TM) Second Generation and other products were $210,657(42.8%), $29,183(5.9%) and $252,725(51.3%), respectively. In 2002, revenues from Icy Splash - Clear, Icy Splash (TM) Second Generation and other products were $352,529 (77.2%), $33,488 (7.3%) and $70,709 (15.5%), respectively. Historically, our other products sold included C & C beverages. Beginning in 2002 we became the distributor or exclusive distributor in the New York City area for some food products targeted for the same retail customer base as Icy Splash - Clear products. The food products include tea bags, instant soup and gourmet olives.

Distribution  of  Icy  Splash  Products  and  Dependence  on  Major  Customers

     The primary distributors of our products are Haddon House, Millbrook Distribution Services and Community Distributors. The product lines are distributed primarily to supermarket chains, and, to a lesser extent, to grocery stores and convenience stores in the New York, New Jersey and Connecticut area.

     As a result of our distribution arrangement with NYSD, a significant portion of our sales during the year ended December 31, 2001 were to NYSD. During this period, our net sales were $492,565, of which $238,203 of our product was sold to NYSD. Such sales to NYSD can be attributed to the launch of our latest product line Icy Splash (TM) Second Generation. If sales to NYSD were removed from our results of operations, our gross profit would decrease from $103,656 to approximately $83,086. NYSD ceased operations in March 2002. Management of the Company had put other distributors and products in place. Consequently, sales for 2002 decreased only 7.3% from 2001 to $456,726.

     For the year ended December 31, 2002, sales to one customer (Haddon House) exceeded 10% of the Company's total sales. The sales to this customer were $204,244. The corresponding accounts receivable from this customers were $8,089.

     Beginning in 2002, new food products were distributed mainly through our local distribution operation with outsourced delivery and distribution services.

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

     We are also subject to price changes from vendors of food and beverage products manufactured by others and distributed by us. We have agreements in place with our vendors of these products for pricing, exclusivity and/or volume commitments, which allows us to maintain pricing to customers.

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

     Food products distributed by us have competing products in the marketplace. Our strategy is to price food products competitively. However, we will
discontinue   products  that  prove  to  be  too  expensive  or  have  too  much competition.

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

     We cannot predict the impact of possible changes that may be required in response to future legislation, rules or inquires made from time to time by governmental agencies. Food and Drug Administration regulations may, in certain circumstances, affect the ability of the Company, as well as others in the industry, to develop and market new products. However, we do not presently believe that existing applicable legislative and administrative rules and regulations will have a significant impact on operations. We believe that we are in compliance with such laws. In all of our markets, we offer our bottled products in returnable containers in compliance with applicable recycling laws. Also, in compliance with applicable recycling laws, we employ the services of various recycling companies to recycle our used bottles. The cost to the Company of these recycling services were $1,504 in 2002 and $873 in 2001. Compliance with, or any violation of, current and future laws or regulations could require material expenditures by us or otherwise have a material adverse effect on our business.

     We require all vendors of other manufacturers products to include Icy Splash as additionally insured on their product liability insurance policies and provide us with insurance certificates.

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

Employees

     The Company presently has four employees, Joseph Aslan, the Company's President, Yifat Aslan, Joseph Aslan's daughter, who helps conduct all of the operations of the Company, a Company sales manager, and a sales manager for Brooklyn and Bronx. Charles Tokarz, the Company's Chief Financial Officer and Treasurer, primarily provides systems consulting, staff training and assistance in the preparation of our financial statements and disclosure required under the Securities Exchange Act of 1934. Mr. Tokarz serves as an independent contractor of the Company pursuant to his consulting agreement. See "Certain Relationships and Related Transactions."

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

     The Company is also dependent on price increases for other manufacturers' products, but reserves the option to discontinue items that become too expensive.

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

     We have incurred losses and experienced negative operating cash flow since our formation. For our fiscal year ended December 31, 2002, we had a net loss of $415,880 and for our fiscal year ended December 31, 2001 we had a net loss of $213,527. We may never be able to reduce these losses.

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

     The impact of seasonal sales fluctuations for the soft drink beverage market will be somewhat moderated by the inclusion of food items into the sales mix. Some food items are not seasonal, while others, such as tea and soup, are seasonally popular when soft drinks are not.

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

     Icy Splash is listed as additional insured on product liability insurance policies for all food items we distribute.

Item  2.   Description  of  Property.

     The Company utilizes 1200 square feet of office space (including the use of conference rooms and other common areas) at 535 Wortman Avenue, Brooklyn, New York 11208. The space is subletted from Aslanco, Inc., a corporation owned by Joseph Aslan, an executive officer and director of the Company. For the use of such premises, the Company pays a monthly rent of $400 to Aslanco, Inc.

Item  3.   Legal  Proceedings.

     On March 19, 1997, the Company filed suit against Icy Splash, Inc., a predecessor of the Company, and a former shareholder of Icy Splash, Inc. This case was concluded in the Supreme Court, Kings County. On March 5, 2003, the Kings County Supreme Court entered a permanent injunction against Hankel enjoining it from utilizing or misappropriating the Company's intellectual property including the Company's trademark "Icy Splash" or from misappropriating converting or interfering with the Company's mail, receivables, or other assets.

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of 2002.






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

                                               HIGH         LOW
                                              -------      ------
YEAR  ENDED  DECEMBER  31,  2002

First Quarter                                  $0.30         $0.17
Second  Quarter                                $0.37         $0.13
Third  Quarter                                 $0.51         $0.12
Fourth  Quarter                                $0.35         $0.07

SECURITY  HOLDERS

    At March 31, 2003 there were 11,435,500 shares our common stock outstanding which were held by approximately 36 stockholders of record.

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

     During the fourth quarter for the fiscal year ended December 31, 2002, we have not issued unregistered securities.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Net sales for the Company decreased by 7.3%, from $492,526 in 2001 to $456,726 in 2002. For the year ended December 31, 2002 sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products were 77.2%, 7.3% and 15.5%, respectively. For the year ended December 31, 2001 sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products were 42.8%, 5.9% and 51.3%, respectively. The Company believes that the primary reason for the failure to increase its sales as projected for the year was the Company's inability to raise capital as planned.

     The Company's gross profit margin increased to 32.5% for the fiscal year ended December 31, 2002 from 21.0% for the fiscal year ended December 31, 2001. The increase in profit margin was primarily caused by a larger portion of the sales mix for Icy Splash (TM) Clear, which has a higher profit margin than Icy Splash (TM) Second Generation and other manufacturers' products.

     Selling expenses were $78,998 for the year ended 2002, compared with $110,010 for the year ended 2001, 17.3% and 22.3% of sales, respectively.

     General and administrative expenses were $481,233 for the year ended 2002, compared with $196,806 for the year ended December 31, 2001, 105.4% and 40.0% of sales, respectively. The significant increase was largely due to professional fees, which were $386,314 in 2002, compared with $157,313 in 2001, 84.6 % and 31.9% of sales, respectively. During 2002 and 2001, the Company compensated consultants and employees with $334,000 and $117,600 of stock, respectively, which were recorded as professional fees. Bad debt expense was $9,105 for the 2002 fiscal year versus $6,692 for the 2001 fiscal year, 2.0% and 1.4% of sales, respectively.

     There was a loss from operations for 2002 of $411,704, compared with a loss of $203,160 for 2001, with an operating loss percentage of 90.1% for 2002 and 41.2% for 2001. Net loss and net loss as a percent of sales for 2002 were $415,880 and 91.1%, compared to $213,527 and 43.4% for 2001.

     Interest expense decreased from $4,367 to $4,176 for 2002 versus 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Working capital increased $97,670 from December 31, 2001 to December 31, 2002 mostly from the Company's issuance of common stock for professional fees accrued during 2001.

     Net cash flow used by operating activities was $37,545 and $77.513 for 2002 and 2001, respectively.

     The Company purchased $2,600 of fixed assets during 2002 and none during 2001.

     During 2002, the Company borrowed $88,546 from shareholders and paid back $134,585 and borrowed $48,500 from a related party and repaid $11,215. During 2002 the Company raised $60,000 from common stock sales.

     While the Company has no material capital commitments, we have experienced losses and except for the sale of common stock have negative cash flow for the year ended December 31, 2002. There is no assurance that we will be able to generate enough funds from either operations or equity/debt financing to sustain the Company in the future.


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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.


                                    PART  III

Item  9.   Directors,  Executive  Officers,  Promoters  and  Control  Persons;
           Compliance  with  Section  16(a)  of  the  Exchange  Act.

     The following table sets forth the officers and directors of Icy Splash as of April 10, 2003, the date of this Report:


Name                 Age          Position
- ----------------    -----         ------------------------------------------
Joseph  Aslan         48          President  and  Director

Charles  Tokarz       56          Chief  Financial  Officer,  Treasurer  and
                                  Director

Sy  Aslan             59          Director

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


Name  and                                              Other  Annual
Principal  Position       Year      Salary          Bonus     Compensation

Joseph  Aslan            2002          -0-              -0-        -0-
President,  Chief        2001          -0-              -0-        -0-
Executive  Officer       2000          -0-              -0-        -0-


The  Company  does  not have long term compensation or other compensation plans.

Director  Compensation

     For the fiscal year ended December 31, 2002, the Company's directors have not been compensated for their services as directors.

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

                               Number  of  Shares      Percentage  of  Common
                                Beneficially         Equity  Beneficially
Name  of  Beneficial  Owner(1)        Owned                   Owned(2)
- ----------------------------  -------------------  -----------------------

Joseph  Aslan(3)                  7,640,000(3)(6)              66.6%

Charles  Tokarz(4)                   80,000                     0.7%

Sy  Aslan(5)                        300,000                     2.6%

All  officers  and  directors
as  a  group  (3  persons)        8,020,000                    52.6%

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

(2) Percentage beneficially owned is based upon 11,435,500 shares of common stock issued and outstanding as of April 10, 2002. Such figure does not include shares issuable upon the exercise of warrants outstanding to purchase shares of our common stock.

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

(6) Aslanco, Inc., was issued 2,000,000 shares of common stock and is owned by Joseph Aslan.


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

     During September 1999, the Company initiated sales of product to a Distributor, Aslanco, Inc., which is owned by one of the Company's shareholders. For the year ended December 31, 2002, approximate sales to this distributor and accounts receivable were $34,420 and $0, respectively. For the year ended December 31, 2001, approximate sales to this distributor and accounts receivable were $45,423 and $25,836, respectively.

     In 1998 certain immediate family members of two directors of the Company purchased 300 units and 600 units for $1,500 and $3,000, respectively. The amount paid in each transaction was the full offering price of $5.00 per unit.

     At December 31, 2002 the Company owed Joe Aslan, one of its shareholders, $59,297. The loan which is unsecured and non-interest bearing is payable upon demand.

     The Company currently occupies approximately 1200 square feet of office space subletted from Aslanco, Inc., a corporation wholly owned by Joseph Aslan, an executive officer and director of the Company. See "Description of Property." Rent of $400 per month has been paid since January 1, 2000.


Item  13.  Exhibits  and  Reports  on  Form  8-K.

(a)  Exhibits

EXHIBIT  NO.        DESCRIPTION

3.1          Certificate  of  Incorporation  of  Icy  Splash*
3.2          By-Laws  of  Icy  Splash*
4.1          Specimen  Common  Stock  certificate  of  Icy  Splash*
10.1         Agreement  between  the  Company  and  Pinnacle  Capital,  LLC.
10.2 Consulting Agreement between Charles Tokarz and Icy Splash, dated March 19, 1998*
99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

-----------
* Previously filed as an exhibit to our registration statement on Form 10-SB, which was filed on May 21, 1999, and incorporated herein by reference.

(b)  Reports  on  Form  8-K

     Icy Splash did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2002.

Item 14  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90-days of the filing date of this Annual Report on Form-10-KSB. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.



                                   SIGNATURES

     In accordance with section 13 or 15(d) of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2003.

ICY  SPLASH  FOOD  &  BEVERAGE,  INC.



By:  /s/  Joseph  Aslan
     -----------------------
     Joseph  Aslan,  President  and  Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                 Title                          Date
- -----------------    ----------------------         ---------------
/s/  Joseph  Aslan     President  and  Director     April 15,  2003
- -----------------
    Joseph  Aslan

/s/  Charles  Tokarz   Chief  Financial  Officer,   April 15,  2003
- ------------------     Treasurer  and  Director
     Charles  Tokarz

/s/  Sy  Aslan         Director                     April 15,  2003
- ------------------
     Sy  Aslan

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


/s/  Joseph  Aslan            /s/  Charles  Tokarz
    President                   Chief  Financial  Officer

                          INDEPENDENT  AUDITORS'  REPORT


To  the  Board  of  Directors  and  Shareholders
Icy  Splash  Food  and  Beverage,  Inc.
Brooklyn,  New  York

We have audited the accompanying balance sheets of Icy Splash Food and Beverage, Inc. as of December 31, 2002 and 2001, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Icy Splash Food and Beverage, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

                                             /s/  LAZAR  LEVINE  &  FELIX  LLP
                                             ----------------------------
                                                 LAZAR  LEVINE  &  FELIX  LLP

New  York,  New  York
February 25, 2003

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001


              - ASSETS -

                                                     2002           2001
                                                  ---------      ---------
CURRENT ASSETS:


     Cash                                        $  15,069       $  3,968
     Accounts receivable, net of allowance for
        doubtful accounts of $1,325 for 2002
        and $4,040 for 2001 (Notes 7 and 9)         11,368         40,902
     Inventory (Note 3d)                           163,634        173,845
     Prepaid expenses                                 --            3,369
                                                 ---------      ---------
TOTAL CURRENT ASSETS                               190,071        222,084
                                                 ---------      ---------
FIXED ASSETS (Note 3c):
     Production equipment                            2,600           --
     Warehouse equipment                             5,000          5,000
     Office equipment                               14,749         14,749
                                                 ---------      ---------
                                                    22,349         19,749
     Less: accumulated depreciation                 18,333         15,383
                                                 ---------      ---------
                                                     4,016          4,366
                                                 ---------      ---------
                                                 $ 194,087      $ 226,450
                                                 =========      =========

  - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Note payable (Note 4)                       $  65,000      $  65,000
     Accounts payable                               47,642         51,682
     Accrued expenses and other current
      liabilities                                    3,889        120,778
     Shareholders' loans  (Note 5)                  59,297        105,337
     Related party loans  (Note 7b)                 37,285           --
     Income taxes payable (Notes 3e and 6)             456            455
                                                 ---------      ---------
TOTAL CURRENT LIABILITIES                          213,569        343,252
                                                 ---------      ---------
COMMITMENTS AND CONTINGENCIES (Notes 2,7,9 and 10)


SHAREHOLDERS' EQUITY (Note 8):
     Preferred stock, $.001 par value,
      1,000,000 shares authorized, zero shares
      issued and outstanding for 2002 and 2001         --             --
     Common stock, $.001 par value, 50,000,000
      shares authorized, 11,435,500 and
      6,865,500 shares issued and outstanding
      for 2002 and 2001, respectively               11,436          6,866
     Additional paid-in capital                    854,488        409,696
     Accumulated deficit                          (806,144)      (390,264)
     Unearned compensatory stock                   (66,000)          --
     Stock subscription receivable                 (13,262)      (143,100)
                                                  ---------      ---------
                                                   (19,482)      (116,802)
                                                 ---------      ---------
                                                 $ 194,087      $ 226,450
                                                 =========      =========

   The  accompanying  notes  are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001





                                                    2002           2001
                                                 ---------      ---------

NET SALES (Notes 3i, 7 and 9)                    $ 456,726      $ 492,565
                                                 ---------      ---------

COST OF GOODS SOLD:
     Inventory - beginning of year                 173,845        203,041
     Purchases                                     297,988        359,713
                                                 ---------      ---------

                                                   471,833        562,754
     Inventory - end of year                       163,634        173,845
                                                 ---------      ---------

TOTAL COST OF GOODS SOLD                           308,199        388,909
                                                 ---------      ---------

GROSS PROFIT                                       148,527        103,656
                                                 ---------      ---------

OPERATING EXPENSES:
     Selling expenses                               78,998        110,010
     General and administrative expenses           481,233        196,806
                                                 ---------      ---------
                                                   560,231        306,816
                                                 ---------      ---------

(L0SS) FROM OPERATIONS                            (411,704)      (203,160)

OTHER INCOME (EXPENSES):
     Interest expense                               (4,176)        (4,367)
                                                 ---------      ---------

(LOSS) BEFORE TAXES                               (415,880)      (207,527)

     Provision for income taxes
     (Notes 3e and 6)                                 --            6,000
                                                 ---------      ---------

NET (LOSS)                                       $(415,880)     $(213,527)
                                                 =========      =========

(LOSS) PER SHARE (Note 3j):

     Basic and diluted                           $    (.05)     $    (.03)
                                                 =========      =========







   The  accompanying  notes  are  an integral part of these financial statements

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001





                                Common  Stock           Additional                                        Stock
                           -----------------------       Paid-in        Accumulated     Unearned       Subscription
                             Shares        Amount        Capital          Deficit     Compensation      Receivable         Total
                           ---------     ---------      ---------        ---------    ------------     ------------      ---------

Balance,
December 31, 2000          6,600,000     $    6,600     $  174,587      $ (176,737)           --              --             4,450

Issuance of
common stock (Note 8)        265,500            266        235,109            --              --              --           235,375

Stock subscription
Receivable                      --             --             --              --              --          (143,100)       (143,100)

Net loss,
December 31, 2001               --             --             --          (213,527)           --              --          (213,527)
                          ----------     ----------     ----------      ----------      ----------      ----------      ----------

BALANCE,
DECEMBER 31, 2001          6,865,500          6,866        409,696        (390,264)           --          (143,100)       (116,802)

Issuance of
common stock (Note 8)      4,570,000          4,570        574,630            --              --              --           579,200

Stock subscription
write-down (Note 8)             --             --         (129,838)           --              --           129,838            --

Stock issued and
to be earned as
compensation (Note 8)           --             --             --              --           (66,000)           --           (66,000)

Net loss,
December 31, 2002               --             --             --          (415,880)           --              --          (415,880)
                          ----------     ----------     ----------      ----------      ----------      ----------      ----------

BALANCE,
DECEMBER 31, 2002         11,435,500     $   11,436     $  854,488      $ (806,144)     $  (66,000)     $  (13,262)     $  (19,482)
                          ==========     ==========     ==========      ==========      ==========      ==========      ==========





























   The  accompanying  notes  are an integral part of these financial statements.

                      ICY  SPLASH  FOOD  AND  BEVERAGE,  INC.
                            STATEMENTS  OF  CASH  FLOWS
                 FOR  THE  YEARS  ENDED  DECEMBER  31,  2002  AND  2001


INCREASE  (DECREASE)  IN  CASH  AND  CASH  EQUIVALENTS:

                                                   2002           2001
                                               ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                $ (415,880)     $(213,527)
     Adjustments to reconcile net (loss)
      to net cash (used in)
      operating activities:
       Depreciation                                 2,950          3,450
       Provision for bad debts                      9,105          6,692
       Stock issued for services                  453,200            --
       Decrease in deferred taxes                     --           6,000
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable  20,429        (31,886)
       Decrease in inventories                     10,212         29,195
       Decrease in prepaid expenses                 3,368         29,647
       (Decrease) in accounts payable              (4,041)        (8,820)
       (Decrease) increase in accrued expenses
        and other current liabilities            (116,888)       101,736
                                                ---------      ---------
     Net cash (used) by operating activities      (37,545)       (77,513)
                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                      (2,600)          --
                                                ---------      ---------
     Net cash (used in) investing
      activities                                   (2,600)          --
                                                ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the sale of common stock        60,000         92,275
     Proceeds from shareholders loans              88,546         58,593
     Repayments of shareholders loans            (134,585)       (73,665)
     Proceeds from related party loans             48,500           --
     Repayments of related party loans            (11,215)          --
                                                ---------      ---------
     Net cash provided by financing activities     51,246         77,203
                                                ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                        11,101          (310)

     Cash and cash equivalents, at beginning
      of year                                       3,968          4,278
                                                ---------      ---------
CASH AND CASH EQUIVALENTS, AT END OF YEAR       $  15,069      $   3,968
                                                ---------      ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash during the period for:
          Income taxes paid                     $     455      $     562
          Interest paid                         $   3,841      $   4,367

SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

    3,140,000 shares of common stock issued
     at market value as compensation for
     professional services rendered            $  453,200      $     --

    430,000 shares of common stock issued
     at market value as compensation for
     professional services to be rendered      $   66,000      $     --

  The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE  1  -  NATURE  OF  BUSINESS:

Icy Splash Food and Beverage, Inc. (the "Company") is the producer and distributor of an all natural, fruit flavored, clear and colored, carbonated, refreshing soft drink, as well as the distributor of specialty foods. The product lines are currently supplied to supermarkets, grocery stores and convenience stores in the tri-state New York, New Jersey and Connecticut area. The Company was incorporated in the State of New York on June 17, 1996.

NOTE  2  -  GOING  CONCERN

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $806,144 and has a deficit in working capital of $23,498 as of December 31, 2002. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. Management is actively pursuing additional capital and has initiated new distribution agreements with established distributors. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(c)  Fixed  Assets  and  Depreciation:

Fixed assets are reflected at cost. Depreciation and amortization are provided on a straight-line basis over the following useful lives:

               Warehouse  equipment           5  years
               Office  equipment              5  years
               Production equipment           7  years

Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued):

(d)  Inventories:

Inventories are stated at the lower of cost or market (first-in first-out method) and consist mainly of raw materials.

          Inventory  consists  of  the  following:

                                                          2001          2000
                                                         --------      --------

          Finished product                               $  45,953     $  31,702
          Flavoring, bottles and packaging materials       117,681       142,143
                                                          --------      --------
                                                         $ 163,634     $ 173,845
                                                          --------      --------

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

The Company has a net operating loss carryforward as of its year end, December 31, 2002, of approximately $800,000 which may be applied against future taxable income, and which expires in the years 2012 and 2013 (See Note 6).


(f)  Statements  of  Cash  Flows:

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


(g)  Comprehensive  Income:

In June 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income"("SFAS 130"), which prescribes standards for reporting other comprehensive income and its components. SFAS 130 was effective for fiscal years beginning after December 15, 1997. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not required.


(h)  Advertising  Costs:

Advertising costs, which are included in selling expenses, are expensed as incurred. For the years ended December 31, 2002 and 2001 advertising
costs,   including  promotion,   aggregated  $61,836  and $95,816, respectively.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued):


(i)  Revenue  Recognition:

The Company recognizes operating revenue at the point of passage of title, which is generally upon shipment of goods to customers, except for sales to a related party (See NOTE 7a), where the Company recognizes revenue upon shipment by the related party to its customer.


(j)  Earnings  Per  Share:

The Company utilizes Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("SFAS 128"), which changed the method for calculating earnings per share. SFAS 128 requires the presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding and for diluted earnings per share, also common equivalent shares outstanding. For 2001 and 2002, the impact of conversion of warrants would have been antidilutive and therefore were not considered in the calculation of diluted earnings per share.

The following average shares were used for the computation of basic and diluted earnings per share:

          Year  ended  December  31,          2002               2001
                                            -------            -------
          Basic                            8,711,308          6,673.359
          Diluted                          8,711,308          6,673,359


(k)  Stock-Based  Compensation:

Financial Accounting Standards Board Statement No. 123 "Accounting For Stock Based Compensation" ("SFAS 123") requires the Company to either record compensation expense or to provide additional disclosure with respect to stock awards and stock option grants made after December 31, 1994. The accompanying notes to financial statements include the disclosures required by SFAS No. 123. (See also - Recent Pronouncements - SFAS No. 148)


(l)  Recent  Pronouncements:

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company does not believe that the adoption of SFAS 144 will currently impact its operating results or financial condition.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued):

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), effective for fiscal years beginning after December 31, 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in Restructuring)." Under the new rule a liability for an exit cost can no longer be recognized at the date of an entity's commitment to an exit plan as defined in Issue 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The Company adopted SFAS 146 as of January 1, 2003. The effect of the adoption of this statement was not material.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"), effective for fiscal years beginning after December 15, 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 as of January 1, 2003. The effect of the adoption of this statement was not material as the company continues to use the intrinsic value method allowed under SFAS 123.


NOTE  4  -  NOTE  PAYABLE:

On June 25, 1999, the Company received a bank loan aggregating $65,000 with an annual interest rate of 4.5%, payable on December 22, 1999, which was subsequently renewed with an annual interest rate of 6.19% and is now due on June 22, 2003. The bank loan is secured by certificates of deposit belonging to two major shareholders.


NOTE  5  -  LOANS  PAYABLE  -  SHAREHOLDER:

At December 31, 2002 and 2001 , the Company owed one of its shareholders $59,297 and $105,337, respectively. This loan which is unsecured and non interest bearing is payable upon demand. Accordingly, it has been reflected as a current liability on the Company's balance sheet.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE  6  -  INCOME  TAXES:

          The  components  of  the  provision  for  income taxes are as follows:

                                                   2002         2001
                                                 -------      -------
          Current:
             Federal                             $  --        $  --
             State                                  --           --
                                                 -------      -------
                                                    --           --
                                                 -------      -------
          Deferred:
             Federal                                --          2,000
             State                                  --          4,000
                                                 -------      -------
                                                    --          6,000
                                                 -------      -------
          Provision  for  income  taxes          $  --        $ 6,000
                                                 -------      -------

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

                                       2002          2001
                                     --------      --------
          Accounts  receivable      $  1,000      $  1,000
          Net  operating  losses     197,000       101,000
          Valuation  allowances     (198,000)     (102,000)
                                     --------      --------
                                    $    --       $    --
                                     --------      --------

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

A reconciliation of the difference between the expected tax rate using the statutory federal tax rate and the Company's effective tax rate is as follows:

          Years  Ended December 31                              2002       2001
          -----------------------                              ------     ------

          U.S. Federal income tax statutory rate                 -- %     15.0%
          State  income  tax, net of federal income tax benefit  -- %     12.3%
          Other - Nondeductible items and  net operating loss
             carryforwards                                       -- %    (24.4%)

                                                               ------     -----
          Effective tax rate                                     -- %      2.9%
                                                               ------     -----

NOTE  7  -  RELATED  PARTY  TRANSACTIONS:

(a) During December 1998, the Company initiated sales of product to a distributor. Certain members of management of the Company personally agreed to provide financing and organizational support to the distributor, although they own no equity in it. In exchange for the financial support, the distributor agreed to provide experience, sales representatives, contacts and a full-service operating distribution business including a warehouse for, but not limited to, the Company's product. The shareholders have not received any form of compensation or other benefits for their loans and managerial

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE  7  -  RELATED  PARTY  TRANSACTIONS  (Continued):

     assistance. Management believes that all transactions between the Company and the distributor are at arm's length. However, since there is economic dependence by the distributor upon management of the Company, sales to the distributor are not recognized as revenue by the Company until the distributor ships the goods to its customer. For the year ended December 31, 2001, approximate sales to the distributor and accounts receivable were $238,203 and $0, respectively. At December 31, 2001, financing provided to this distributor by members of management aggregated approximately $160,000. At the beginning of 2002 this distributor ceased operations and the Company made no sales to the distributor in 2002. The Company has established relationships with additional distributors in anticipation of this event and the Company is replacing the sales volume with other distributors.

(b) The Company has transactions with one corporate entity owned by one of the Company's shareholders:

During September 1999, the Company initiated sales of product to the corporation which is owned by one of the Company's shareholders. For the year ended December 31, 2002, approximate sales to the distributor and accounts receivable were $34,420 and $0, respectively. For the year ended December 31, 2001, approximate sales to the distributor and accounts receivable were $45,423 and $25,836, respectively.

During the third quarter of 2002, the Company borrowed $48,500, of which $11,215 was repaid at December 31, 2002, from the corporation which is owned by one of the Company's shareholders. This loan which is unsecured and non-interest bearing is payable upon demand. Accordingly, it has been reflected as a current liability on the Company's balance sheet.

During the third quarter of 2002, the Company issued 2,000,000 shares of common stock to the corporation which is owned by one of the Company's shareholders. The stock issuance is compensation for consulting, marketing, distribution and product development assistance services rendered (see Note 8).

(c) During the third quarter of 2002, the Company issued 200,000 shares of common stock to a related party for marketing and consulting services (see Note
8).


NOTE  8  -  STOCKHOLDERS'  EQUITY:

During 1998, the Company commenced selling common stock through a private placement memorandum. The offering was for the sale of 10,000 units at an offering price of $5.00 per unit, of which, each unit consisted of 50 shares of common stock and 95 redeemable common stock purchase warrants. The common stock and warrants could be separately transferred at any time after issuance, subject to restrictions contained in the private placement memorandum. Each warrant entitled the holder to purchase one share of the Company's common stock for $1. The exercise price of the warrants and the number of shares issuable upon exercise of the warrants were also subject to adjustment to protect against dilution. The Company could also redeem the warrants at a price of $.01 per warrant upon the occurrence of certain market conditions. The warrants expired on January 20, 2002. As of December 31, 1998, all 10,000 units had been sold. Costs in excess of proceeds received aggregating $28,813 were reflected as a reduction of shareholders' equity at December 31, 1998.

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

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE  8  -  STOCKHOLDERS'  EQUITY  (Continued):

The Company filed a Form SB-2 registration statement with the Securities and Exchange Commission to register the 950,000 shares of common stock issuable upon the exercise of the Common Stock Purchase Warrants. The Form SB-2 became effective February 8, 2001.

During the year ended December 31, 2001, the Company issued 265,500 shares of common stock upon exercise of outstanding common stock purchase warrants. The Company was to receive $235,375 on exercise of such warrants which represented the exercise price of $1.00 per share less direct offering costs of $3,575 and less $.10 per share which were required to be paid to Southern Financial Services, Inc. ("Southern"), the Company's financial consultant and escrow agent. To date, the Company received only $92,275 in connection with such exercise and 78,050 shares have been recovered by a successor escrow agent. At December 31, 2001 the difference between the amount due and the amount received had been recorded as equity and a subscription receivable. As funds are received from recoveries, subscriptions receivable will be reduced until all recoveries have been made, at which time equity and subscriptions receivable will be adjusted accordingly. As of December 31, 2002 it appears that recoveries will be limited to the sale of shares held in escrow. During 2002, 25,000 of the shares held in escrow were transferred to an internet information vendor to provide information about the Company to investors. At December 31, 2002 the 53,050 shares remaining in escrow were written-down to $0.25 per share to reflect the market value of the common stock.

On February 19, 2002, the Company signed a nine month consulting agreement with a financial services group to review and analyze the Company's formal and informal financial, strategic and business plans, prepare and update a formal business plan, along with the appropriate financial projections, and perform other financial services requested by the Company. Compensation is 330,000 shares of the Company's common stock, to be paid as follows: 100,000 upon execution of the agreement, 75,000 shares on March 15, 2002, 75,000 shares on May 15, 2002 and 80,000 shares on July 15, 2002. In March 2002, the Company issued 330,000 registered shares of common stock to this consultant as compensation for services rendered and to be rendered. The shares were valued at $0.30 per share. At December 31, 2002, with the agreement of the financial services group, 80,000 shares of stock, recorded as $24,000 of unearned compensatory stock, was still held by the Company for the total value of services still to be rendered.

In March 2002, the Company issued 690,000 shares of common stock, which were granted in 2001, to the Company's officers and consultants as compensation for services rendered. These shares were valued at prices varying from $0.08 to $0.16 per share, which were the market prices at the time of grant.

During the third quarter of 2002, the Company issued 2,000,000 Section 144 restricted common shares of stock for services rendered to a corporation which is owned by one of the Company's shareholders. The shares were valued at $.14 per share, the market price at the time of the grant.

Additionally, during the third quarter of 2002, 350,000 Section 144 restricted shares of common stock were issued to an entity and 200,000 Section 144 restricted shares of common stock were issued to a related party (Note 7c), for marketing and financial consulting services pursuant to verbal consulting agreements entered into by the Company. The consulting agreements have no specific terms and can be terminated by either party at any time. The total 350,000 shares issued to the entity, which were valued at $.12 per share, are being held in escrow by management until certain performance criteria are met.

During the third quarter of 2002, 1,000,000 shares of Section 144 restricted common stock were issued to an individual for $60,000

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE  9  -  ECONOMIC  DEPENDENCY:

For the year ended December 31, 2002, sales to one customer  exceeded 10% of the
Company's  total  sales.   The  sales  to  this  customer  were  $204,244.   The
corresponding accounts receivable from this customer were $8,089.

For the year ended December 31, 2001, sales to two customers each exceeded 10% of the Company's total sales. The sales to these customers were $238,203 and $148,842, respectively. The corresponding accounts receivable from these customers were $0 and $8,228, respectively.


NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES:

Litigation:

On March 19, 1997, the Company filed suit against Icy Splash, Inc., a predecessor of the Company, and a former shareholder of Icy Splash, Inc. This case was concluded in the Supreme Court, Kings County. The Company has secured a permanent injunction against the defendants enjoining them from misappropriating the Company's intellectual property rights, including the use of the trademark "Icy Splash". This case was concluded in the Supreme Court, Kings County.

Consulting  Agreement:

On March 19, 1998, the Company entered into a consulting agreement with an individual to act as the Company's Chief Financial Officer. As part of the consideration for these services, the Company would issue 40,000 shares of common stock, at a value of $3,200. The value of $.08 per share was determined based upon the estimated value placed on each share of the Company's stock that was sold within each $5 unit (consisting of 50 shares of stock and 95 warrants) of the 10,000 units sold during 1998 through the private placement memorandum (see Note 8). The shares of stock were issued on February 23, 2001, cancelled during March 2001 in accordance with the advice of counsel and reissued on March 15, 2002. The Company reflected an accrual for compensation expense in 1998. In addition, an additional 40,000 shares of common stock were granted to this individual pursuant to December 2001 Board Resolution. Theses shares were valued at $0.16 per share, the fair market value at the time of grant. The Company recorded an accrual for compensation expense in the amount of $6,400 in 2001 to reflect the above offering. These shares were issued March 15, 2002.


NOTE  11  -  SUBSEQUENT EVENTS:

On March 5, 2003, the Kings County Supreme Court entered a permanent injunction against Icy Splash, Inc., a predecessor of the Company, and a former shareholder of Icy Splash, Inc. enjoining them from utilizing or misappropriating the Company's intellectual property including the Company's trademark "Icy Splash" or from misappropriating converting or interfering with the Company's mail, receivables, or other assets. (See Note 10).

Correspondence

                Certification Pursuant To 18 U.S.C. Section 1350,
                             As Adopted Pursuant To
                  Section 906 of The Sarbanes-Oxley Act of 2002

Joseph Aslan, President and Chief Executive Officer of Icy Splash Food and Beverage, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

          - the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          -    the information  contained in the Report fairly presents,  in all
               material  respects,   the  financial   condition  and  result  of
               operations of the Company for the periods presented therein.


                                           /s/ Joseph Aslan
                                           -------------------------------------
                                           President and Chief Executive Officer
                                           April 15, 2003







Correspondence

                Certification Pursuant To 18 U.S.C. Section 1350,
                             As Adopted Pursuant To
                  Section 906 of The Sarbanes-Oxley Act of 2002

I, Charles Tokarz, Chief Financial Officer of Icy Splash Food and Beverage, Inc. (the "Company") during the last fiscal year, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

          - the Company's Annual Report on Form 10-KSB for the fiscal quarter ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          -    the information  contained in the Report fairly presents,  in all
               material  respects,   the  financial   condition  and  result  of
               operations of the Company for the periods presented therein.


                                           /s/ Charles Tokarz
                                           -------------------------------------
                                           Chief Financial Officer
                                           April 15, 2003