Form 10QSB
period 2003-03-31
ICY SPLASH FOOD & BEVERAGE INC
filed 2003-05-14
CIK 1070906

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  Quarterly  Period  Ended March 31, 2003

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

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.
                                                                        ---
     There were 11,435,500 shares of the registrant's common stock outstanding as of April 25, 2003.

     Transitional  Small  Business  Disclosure  Format          Yes  ___  No _X_



                                  INDEX

                                                                                       Page(s)
PART I     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

     a)     Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002         3.

     b)     Statements of Operations for the three months ended March 31,
             2003 and 2002 (unaudited)                                                    4.

     c)     Statements of Cash Flows for the three months ended March 31, 2003 and
            2002 (unaudited)                                                              5.

     d)     Notes to Financial Statements (unaudited)                                     6. to 7.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                                           8. to 9.

ITEM 3.     CONTROLS AND PROCEDURES                                                       10.

PART II     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                              11.

     a)     EXHIBITS                                                                      11.

     b)     REPORTS ON FORM 8-K                                                           11.

SIGNATURES                                                                                12.

CERTIFICATIONS                                                                            13. to 16.


PART  I:  FINANCIAL  INFORMATION
ITEM  1:  FINANCIAL  STATEMENTS

ICY SPLASH FOOD AND BEVERAGE, INC.
BALANCE SHEETS

                          - ASSETS -
                                                                 March 31,   December 31,
                                                                    2003         2002
                                                                  ---------    ---------
                                                                 (Unaudited)
CURRENT ASSETS:
  Cash                                                            $   2,915    $  15,069
  Accounts receivable, net of allowance for doubtful accounts of
   $3,342 and $1,325 for March 31, 2003 and December 31, 2002,
   respectively                                                      64,977       11,368
  Inventory                                                         205,133      163,634
                                                                  ---------    ---------

TOTAL CURRENT ASSETS                                                273,025      190,071
                                                                  ---------    ---------
FIXED ASSETS:
  Production equipment                                                2,600        2,600
  Warehouse equipment                                                 5,000        5,000
  Office equipment                                                   15,301       14,749
                                                                  ---------    ---------
                                                                     22,901       22,349
  Less: accumulated depreciation                                     19,208       18,333
                                                                  ---------    ---------
                                                                      3,693        4,016
                                                                  ---------    ---------
                                                                  $ 276,718    $ 194,087
                                                                  =========    =========

               - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)-

CURRENT LIABILITIES:
  Note  payable                                                     $65,000      $65,000
  Accounts payable                                                   89,017       47,642
  Accrued expenses and other current liabilities                      4,135        3,889
  Shareholder's loans                                                91,213       59,297
  Related party loans                                                37,285       37,285
  Income taxes payable                                                  115          456
                                                                  ---------    ---------

TOTAL CURRENT LIABILITIES                                           286,765      213,569
                                                                  ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000 shares authorized,
    zero shares issued and outstanding for 2003 and 2002                --          --
  Common stock, $.001 par value, 50,000,000 shares authorized,
    11,435,500 shares issued and outstanding at
    March 31,2003 and December 31, 2002                               11,436      11,436
  Additional paid-in capital                                         854,488     854,488
  Accumulated deficit                                               (796,709)   (806,144)
  Unearned compensatory stock                                        (66,000)    (66,000)
  Stock subscription receivable                                      (13,262)    (13,262)
                                                                   ---------   ---------
                                                                     (10,047)    (19,482)
                                                                   ---------   ---------

                                                                   $ 276,718   $ 194,087
                                                                   =========   =========

                       See notes to financial statements.
                                        Page 3.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                             Three Months Ended March 31,
                                                                   2003           2002
                                                                ---------      ---------
NET SALES                                                       $ 220,710      $  91,574

COST OF SALES                                                     150,556         62,268
                                                                ---------      ---------

GROSS PROFIT                                                       70,154         29,306
                                                                ---------      ---------

OPERATING EXPENSES:
  Selling expenses                                                 24,029         11,649
  General and administrative expenses                              35,684         31,238
                                                                ---------      ---------
                                                                   59,713         42,887
                                                                ---------      ---------

PROFIT (LOSS) FROM OPERATIONS                                      10,441        (13,581)

OTHER EXPENSES:
  Interest expense                                                 (1,006)        (1,031)
                                                                ---------      ---------


INCOME (LOSS) BEFORE TAXES                                          9,435        (14,612)

  Provision for income taxes                                         --             --
                                                                ---------      ---------

NET INCOME (LOSS)                                               $   9,435      $ (14,612)
                                                                =========      =========

PROFIT (LOSS) PER SHARE:

  Basic                                                         $   --         $   --
                                                                =========      =========
  Diluted                                                       $   --         $   --
                                                                =========      =========


See notes to financial statements.



                                        Page 4.

                           ICY SPLASH FOOD AND BEVERAGE, INC.
                                STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                                 For  the Three Months
                                                                   Ended  March  31,
                                                                  2003          2002
                                                               ---------     ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $  9,435     $ (14,612)
  Adjustments to reconcile net income (loss)
   to net cash used by operating activities:
    Depreciation                                                     875           750
    Provision for bad debts                                        2,017         4,753
    Stock issued for services                                        --        119,200
    Changes in assets and liabilities:
    (Increase) in accounts receivable                            (55,626)       (5,898)
    (Increase) decrease in inventories                           (41,499)       22,548
    Increase (decrease) in accounts payable                       41,375       (22,893)
    (Decrease) in accrued expenses
      and other current liabilities                                  (95)     (119,869)
                                                               ---------     ---------

      Net cash used by operating activities                      (43,518)      (16,021)
                                                               ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                       (552)         --
                                                               ---------     ---------
     Net cash (used in) investing
      activities                                                    (552)         --
                                                               ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from shareholder's loans                             51,019        39,885
    Repayments of shareholder's loans                            (19,103)      (26,601)
                                                               ---------     ---------
      Net cash provided by financing activities                   31,916        13,284
                                                               ---------     ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                      (12,154)       (2,737)


  Cash and cash equivalents, at beginning of year                 15,069         3,968
                                                               ---------     ---------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                    $   2,915     $   1,231
                                                               =========     =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash during the period for:
    Income taxes paid                                           $    455      $    455
    Interest paid                                               $  1,006      $  1,031

SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

    840,000 shares of common stock issued as compensation
    for professional services rendered                          $   --        $119,200
    180,000 shares of common stock issued as compensation
    for professional services to be rendered                    $   --        $ 54,000

                       See notes to financial statements.

                                        Page 5.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (UNAUDITED)

NOTE  1  -  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES:

     In the opinion of management, the accompanying unaudited interim financial statements of Icy Splash Food and Beverage, Inc. contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2003 and December 31, 2002 (audited) and the results of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002.

     The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2002, which is incorporated herein by reference. Certain notes included in Form 10-KSB have been condensed or omitted from this report in accordance with the rules for Forms 10-Q and 10-QSB.

NOTE  2  -  GOING  CONCERN:

     As shown in the accompanying financial statements, the Company has incurred a net operating profit of $9,435 for the three month period ending March 31, 2003 and has an accumulated deficit of $796,709 as of March 31, 2003 as well as negative working capital. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. Management is actively pursuing additional capital and has initiated new distribution agreements with established distributors of its products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE  3  -  LOANS  PAYABLE  -  SHAREHOLDER:

     At March 31, 2003 and December 31, 2002 the Company owed an aggregate of $91,213 and $59,297, respectively to one of its shareholders. The loan is non-interest bearing and has no formal repayment terms.


NOTE  4  -  RELATED  PARTY  TRANSACTIONS:

(a) The Company has transactions with one corporate entity owned by one of the Company's shareholders:

During September 1999, the Company initiated sales of product to the corporation which is owned by one of the Company's shareholders. For the year ended December 31, 2002, approximate sales to the distributor and accounts receivable were $34,420 and $0, respectively. There were no sales for the three months ended March 31, 2003.

Since the third quarter of 2002, the Company has borrowed from the corporation which is owned by one of the Company's shareholders. The loan outstanding is $37,285 at March 31, 2003. This loan which is unsecured and non-interest bearing is payable upon demand. Accordingly, it has been reflected as a current liability on the Company's balance sheet.

During the third quarter of 2002, the Company issued 2,000,000 shares of common stock to the corporation which is owned by one of the Company's shareholders. The stock issuance is compensation for consulting, marketing, distribution and product development assistance services rendered (see Note 5).

(b) During the third quarter of 2002, the Company issued 200,000 shares of common stock to a related party for marketing and consulting services.
    (see Note 5).


                                        Page 6.

NOTE  5  -  CAPITAL  STOCK:

During the year ended December 31, 2001, the Company issued 265,500 shares of common stock upon exercise of outstanding common stock purchase warrants. The Company was to receive $235,375 on exercise of such warrants which represented the exercise price of $1.00 per share less direct offering costs of $3,575 and less $.10 per share which were required to be paid to Southern Financial Services, Inc. ("Southern"), the Company's financial consultant and escrow agent. To date, the Company received only $92,275 in connection with such exercise and 78,050 shares have been recovered by a successor escrow agent. At December 31, 2001 the difference between the amount due and the amount received had been recorded as equity and a subscription receivable. As funds are received from recoveries, subscriptions receivable will be reduced until all recoveries have been made, at which time equity and subscriptions receivable will be adjusted accordingly. As of December 31, 2002 it appears that recoveries will be limited to the sale of shares held in escrow. During 2002, 25,000 of the shares held in escrow were transferred to an internet information vendor to provide information about the Company to investors. At December 31, 2002 the 53,050 shares remaining in escrow were written-down to $0.25 per share to reflect the market value of the common stock at that time.

On February 19, 2002, the Company signed a nine month consulting agreement with a financial services group to review and analyze the Company's formal and informal financial, strategic and business plans, prepare and update a formal business plan, along with the appropriate financial projections, and perform other financial services requested by the Company. Compensation is 330,000 shares of the Company's common stock, to be paid as follows: 100,000 upon execution of the agreement, 75,000 shares on March 15, 2002, 75,000 shares on May 15, 2002 and 80,000 shares on July 15, 2002. In March 2002, the Company issued 330,000 registered shares of common stock to this consultant as compensation for services rendered and to be rendered. The shares were valued at $0.30 per share. At March 31, 2003, with the agreement of the financial services group, 80,000 shares of stock, recorded as $24,000 of unearned compensatory stock, was still held by the Company for the total value of services still to be rendered.

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

Additionally, during the third quarter of 2002, 350,000 Section 144 restricted shares of common stock were issued to an entity and 200,000 Section 144 restricted shares of common stock were issued to a related party, for marketing and financial consulting services pursuant to verbal consulting agreements entered into by the Company. The consulting agreements have no specific terms and can be terminated by either party at any time. The total 350,000 shares issued to the entity, which were valued at $.12 per share, are being held in escrow by management until certain performance criteria are met.

During the third quarter of 2002, 1,000,000 shares of Section 144 restricted common stock were issued to an individual for $60,000.


                                        Page 7.

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

RESULTS  OF  OPERATIONS

     Net sales for Icy Splash Food & Beverage, Inc. (the "Company") increased 141.0%, from $91,574 in the three months ended March 31, 2002 to $220,710 in the three months ended March 31, 2003. For the three months ended March 31, 2003 sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products were 48.0%, 0% and 52.0%, respectively. For the three months ended March 31, 2002 sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products were 50.5%, 36.6% and 12.9%, respectively. The increase in sales and increase in sales mix for other manufacturers' products is a result of managements decision during the third quarter of 2002 to engage a number of selling/marketing entities to promote and distribute the Company's products and to increase the products available for distribution. During November 2002, two employees were hired to physically distribute products in the New York City area.

     The gross profit margin was 31.8% in the first quarter of 2003 versus 32.0% in the first quarter of 2002.

     Selling expenses were $24,029 in the first three months of 2003, compared with $11,649 in the first three months of 2002, 10.9% and 12.7% of sales, respectively.

     General and administrative expenses were $35,684 in the first three months of 2003, compared with $31,238 in the first three months of 2002, 16.2% and 34.1% of sales, respectively. Management has continued its efforts to keep administrative costs low until the Company raises additional capital.


                                          Page 8.

     Professional fees were $14,818 in the first three months of 2003, compared with $17,473 in the first three months of 2002, 6.7% and 19.1% of sales, respectively. Vehicle expenses were $3,599 in the first three months of 2003, compared with $309 in the first three months of 2002, 1.6% and 0.3% of sales, respectively. Payroll expenses were $5,198 in the first three months of 2003, compared with $0 in the first three months of 2002, 2.4% and 0% of sales, respectively. Both vehicle and payroll expenses are a reflection of management's decision to distribute a larger variety of products, with some local distribution. Additionally, management has started paying an administrative employee and an officer as cash from profitable operations is available. Previously, they were paid with common stock.

     Bad debt expense was $2,017 for the first three months of 2003 versus $4,753 for the first three months of 2002, 0.9% and 5.2% of sales, respectively. For the first quarter of 2002, there was a one-time occurrence, to allow for an old receivable from a significant distributor, which is under dispute and may not be paid by the distributor.

     Interest expense was $1,006 for the first three months of 2003 versus $1,031 for the first three months of 2002, 0.5% and 1.1% of sales, respectively.

     There was a profit from operations for the first quarter of 2003 of $10,441, compared with a loss of $13,581 for the first quarter of 2002, with an operating profit percentage of 4.7% of sales for the first quarter of 2003 and an operating loss percentage of 14.8% for the first quarter of 2002. Net profit
(loss) and net profit (loss) as a percent of sales for the first three months of 2003 were $9,435 and 4.3%, compared to ($14,612) and (16.0%) for the first three months of 2002.


LIQUIDITY  AND  CAPITAL  RESOURCES

     Working capital increased $9,758 from December 31, 2002 to March 31, 2003. We are however, still reflecting negative working capital.

     Net cash flow used by operating activities was $43,518 and $16,021 for the first quarters of 2003 and 2002, respectively.

     During the first quarter of 2003, the Company purchased $552 of fixed assets.

     During the first quarter of 2003, the Company borrowed $51,019 from a shareholder, while repaying $19,103 and during the first quarter of 2002 it borrowed $39,885 from a shareholder, while repaying $26,601.

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

     While the Company has no material capital commitments, we have experienced losses and have negative cash flow from operating activities as of March 31, 2003. There is no assurance that we will be able to generate enough funds from either operations or equity/debt financing to sustain the Company in the future. However, Management has hired a consulting firm to assist in strategic planning for capital formation and is optimistic about future efforts to raise equity.


Page 9.

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




Page 10.

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

3.2     By-Laws  of  Icy  Splash(1)

4.1     Specimen  Common  Stock  certificate  of  Icy  Splash(1)

10.1    Agreement  between  the  Company  and  Pinnacle  Capital,  LLC. (2)

10.2 Consulting Agreement between Charles Tokarz and Icy Splash, dated March 19, 1998(1)

11      Computation of Earnings Per Share

------------
(1) Previously filed as an exhibit to our registration statement on Form 10-SB, which was filed on May 21, 1999, and incorporated herein by reference

(2) Previously filed as exhibit 10,1 to our annual report on Form 10-KSB filed with the Commission on April 15, 2003 and incorporated herein by reference

     (b)     Reports  on  Form  8-K

     The Company did not file any Reports on Form 8-K during the period ended March 31, 2003.


                                       Page 11.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 12, 2003
                          ICY  SPLASH  FOOD  &  BEVERAGE,  INC.

                          By:  /s/   Joseph  Aslan
                              ---------------------
                              Joseph  Aslan
                              President

                              /s/  Charles  Tokarz
                              ----------------------
                              Charles  Tokarz
                              Chief Financial Officer




                                       Page 12.

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

Dated:  May 12, 2003


                                  ------------------------------------
                                   Joseph  Aslan
                                   Chief  Executive  Officer


                                  ------------------------------------
                                   Charles  Tokarz
                                   Chief  Financial  Officer





                                    Page 13.