Form 10QSB
period 2003-06-30
ICY SPLASH FOOD & BEVERAGE INC
filed 2003-08-14
CIK 1070906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  Quarterly  Period  Ended June 30, 2003

(  )    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934


Commission  File  Number   0-26155

                        ICY SPLASH FOOD & BEVERAGE, INC.
                        ------------------------------------
     (Exact  name  of  small  business  issuer  as  specified  in  its  charter)

           NEW  YORK                                     11-3329510
           ---------                                     -----------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation  or  Organization)

                  535  WORTMAN  AVENUE,  BROOKLYN,  NY  11208
                    (Address of Principal Executive Offices)

                                 (718) 746-3585
                                -----------------
                            Issuer's Telephone Number


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No. ___

     There were 11,435,500 shares of the registrant's common stock outstanding as of July 21, 2003.

     Transitional  Small  Business  Disclosure  Format        Yes  ___  No _X_

                                  INDEX


PART I     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

     a)     Balance  Sheets as of June 30, 2003  (unaudited)
            and December 31, 2002                                     3.

     b)     Statements of  Operations  for the three and six
            months ended June 30, 2003 and 2002  (unaudited)          4.

     c)     Statements  of Cash  Flows  for  the six  months
            ended June 30, 2003 and 2002 (unaudited)                  5.

     d)     Notes to Financial Statements (unaudited)                 6. to 7.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                       8. to 9.

ITEM 3.     CONTROLS AND PROCEDURES                                   10.

PART II     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                          11.

     a) EXHIBITS                                                      11.

     b) REPORTS ON FORM 8-K                                           11.

SIGNATURES                                                            12.

CERTIFICATIONS                                                        13. to 16.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                                 BALANCE SHEETS

                                   - ASSETS -

                                                                  June 30,    December 31,
                                                                    2003         2002
                                                                  ---------   ------------
                                                                 (Unaudited)

CURRENT ASSETS:
  Cash                                                            $   6,974    $  15,069
  Accounts receivable, net of allowance for doubtful accounts of
   $5,831 and $1,325 for June 30, 2003 and December 31, 2002,
   respectively                                                     116,390       11,368
  Inventory                                                         192,826      163,634
                                                                  ---------    ---------

TOTAL CURRENT ASSETS                                                316,190      190,071
                                                                  ---------    ---------
FIXED ASSETS:
  Production equipment                                                2,600        2,600
  Warehouse equipment                                                 5,000        5,000
  Office equipment                                                   15,301       14,749
                                                                  ---------    ---------
                                                                     22,901       22,349
  Less: accumulated depreciation                                     20,083       18,333
                                                                  ---------    ---------
                                                                      2,818        4,016
                                                                  ---------    ---------
                                                                  $ 319,008    $ 194,087
                                                                  =========    =========

               - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)-

CURRENT LIABILITIES:
  Note  payable                                                   $     --     $  65,000
  Accounts payable                                                   95,306       47,642
  Accrued expenses and other current liabilities                      9,406        3,889
  Shareholder's loans                                               193,592       59,297
  Related party loans                                                37,285       37,285
  Income taxes payable                                                  229          456
                                                                  ---------    ---------

TOTAL CURRENT LIABILITIES                                           335,818      213,569
                                                                  ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000 shares authorized,
    zero shares issued and outstanding for 2003 and 2002                --          --
  Common stock, $.001 par value, 50,000,000 shares authorized,
    11,435,500 shares issued and outstanding at
    June 30,2003 and December 31, 2002                                11,436      11,436
  Additional paid-in capital                                         854,488     854,488
  Accumulated deficit                                               (803,472)   (806,144)
  Unearned compensatory stock                                        (66,000)    (66,000)
  Stock subscription receivable                                      (13,262)    (13,262)
                                                                   ---------   ---------
                                                                     (16,810)    (19,482)
                                                                   ---------   ---------

                                                                   $ 319,008   $ 194,087
                                                                   =========   =========


                       See notes to financial statements.


                                    Page 3.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                          Three Months Ended      Six Months Ended
                                               June 30,               June 30,
                                        ---------------------  ---------------------
                                           2003       2002        2003       2002
                                        ----------  ---------  ----------  ---------
NET SALES                               $ 248,945   $206,975   $ 469,655   $298,549
COST OF SALES                             170,671    124,581     305,195    186,849
                                        ----------  ---------  ----------  ---------

GROSS PROFIT                               78,274     82,394     164,460    111,700
                                        ----------  ---------  ----------  ---------

OPERATING EXPENSES:
  Selling expenses                         29,694     31,289      53,723     42,657
  General and administrative expenses      54,323     46,237     106,039     77,755
                                        ----------  ---------  ----------  ---------
                                           84,017     77,526     159,762    120,412
                                        ----------  ---------  ----------  ---------
INCOME (LOSS) FROM OPERATIONS              (5,743)     4,868       4,698     (8,712)

OTHER EXPENSES:
Interest expense                           (1,020)    (1,072)     (2,026)    (2,103)
                                        ----------  ---------  ----------  ---------

INCOME (LOSS) BEFORE TAXES                 (6,763)     3,796       2,672    (10,815)

Provision for income taxes                      -          -           -          -
                                        ----------  ---------  ----------  ---------

NET INCOME (LOSS)                         $(6,763)  $  3,796   $   2,672   $(10,815)
                                        ==========  =========  ==========  =========

INCOME (LOSS) PER SHARE:
Basic                                   $       -   $      -   $       -   $      -
                                        ==========  =========  ==========  =========
Diluted                                 $       -   $      -   $       -   $      -
                                        ==========  =========  ==========  =========

                       See notes to financial statements.


                                    Page 4.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  For the Six Months
                                                                    Ended June 30,
                                                                  2003          2002
                                                               ---------     ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $ 2,672     $ (10,815)
  Adjustments to reconcile net income (loss)
   to net cash used by operating activities:
    Depreciation                                                   1,750         1,500
    Provision for bad debts                                        4,506         6,772
    Stock issued for services                                        --        126,700
    Changes in assets and liabilities:
    (Increase) in accounts receivable                           (109,528)       (9,544)
    (Increase) decrease in inventories                           (29,192)       19,538
    Increase (decrease) in accounts payable                       47,665       (18,853)
    Increase (decrease) in accrued expenses
      and other current liabilities                                5,289      (118,705)
                                                               ---------     ---------

      Net cash used by operating activities                      (76,838)       (3,407)
                                                               ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                       (552)         --
                                                               ---------     ---------
     Net cash (used in) investing
      activities                                                    (552)         --
                                                               ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from related party loan                                 --         48,500
    Repay note payable                                           (65,000)          --
    Proceeds from shareholder's loans                            164,498        39,985
    Repayments of shareholder's loans                            (30,203)      (85,911)
                                                               ---------     ---------
      Net cash provided by financing activities                   69,295         2,574
                                                               ---------     ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                      (8,095)         (833)


  Cash and cash equivalents, at beginning of year                 15,069         3,968
                                                               ---------     ---------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                    $   6,974     $   3,135
                                                               =========     =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash during the period for:
    Income taxes paid                                           $    455      $    455
    Interest paid                                               $  2,026      $  2,103

SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

    865,000 shares of common stock issued as compensation
    for professional services rendered                          $   --        $126,700
    155,000 shares of common stock issued as compensation
    for professional services to be rendered                    $   --        $ 46,500


                       See notes to financial statements.


                                    Page 5.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (UNAUDITED)

NOTE  1  -  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES:

     In the opinion of management, the accompanying unaudited interim financial statements of Icy Splash Food and Beverage, Inc. contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2003 and December 31, 2002 (audited) and the results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002.

     The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

     As shown in the accompanying financial statements, while the Company has a net operating profit of $2,672 for the six month period ending June 30, 2003, it has an accumulated deficit of $803,472 as of June 30, 2003 as well as negative working capital. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. Management is actively pursuing additional capital and has initiated new distribution agreements with established distributors of its products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE  3  -  LOANS  PAYABLE  -  SHAREHOLDER:

     At June 30, 2003 and December 31, 2002 the Company owed an aggregate of $193,592 and $59,297, respectively to one of its shareholders. The loan is non-interest bearing and has no formal repayment terms. During the second quarter of 2003, the shareholder paid a $65,000 note payable to a bank on behalf of the Company. The payment was recorded as an increase to the shareholder's loan.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS:

(a) The Company has transactions with one corporate entity owned by one of the Company's shareholders:

During September 1999, the Company initiated sales of product to this corporation which is owned by one of the Company's shareholders. For the year ended December 31, 2002, approximate sales to the distributor and accounts receivable were $34,420 and $0, respectively. There were no sales for the six months ended June 30, 2003.

Since the third quarter of 2002, the Company has borrowed from this corporation which is owned by one of the Company's shareholders. The loan outstanding is $37,285 at June 30, 2003. This loan which is unsecured and non-interest bearing is payable upon demand. Accordingly, it has been reflected as a current liability on the Company's balance sheet.

During the third quarter of 2002, the Company issued 2,000,000 shares of common stock to the corporation which is owned by one of the Company's shareholders. The stock issuance was compensation for consulting, marketing, distribution and product development assistance services rendered (see Note 5).

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

On February 19, 2002, the Company signed a nine month consulting agreement with a financial services group to review and analyze the Company's formal and informal financial, strategic and business plans, prepare and update a formal business plan, along with the appropriate financial projections, and perform other financial services requested by the Company. Compensation is 330,000 shares of the Company's common stock, to be paid as follows: 100,000 upon execution of the agreement, 75,000 shares on March 15, 2002, 75,000 shares on May 15, 2002 and 80,000 shares on July 15, 2002. In March 2002, the Company issued 330,000 registered shares of common stock to this consultant as compensation for services rendered and to be rendered. The shares were valued at $0.30 per share. At June 30, 2003, with the agreement of the financial services group, 80,000 shares of stock, recorded as $24,000 of unearned compensatory stock, was still held by the Company for the total value of services still to be rendered.

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

RESULTS  OF  OPERATIONS

     Net sales for Icy Splash Food & Beverage, Inc. (the "Company") increased 20.3%, from $206,975 in the three months ended June 30, 2002 to $248,945 in the three months ended June 30, 2003, and increased 57.3%, from $298,549 in the six months ended June 30, 2002 to $469,655 in the six months ended June 30, 2003. For the three months ended June 30, 2003 sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products were 44.1%, 0% and 55.9%, respectively. For the three months ended June 30, 2002 sales of Icy Splash (TM) Clear, Icy Splash (TM)Second Generation and other manufacturers' products were 95.4%, 0% and 4.6%, respectively. For the six months ended June 30, 2003 sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products were 46.0%, 0% and 54.0%, respectively. For the six months ended June 30, 2002 sales of Icy Splash (TM) Clear, Icy Splash
(TM)Second Generation and other manufacturers' products were 78.6%, 2.4% and 19.0%, respectively. The increase in sales and increase in sales mix for other manufacturers' products is a result of managements decision during the third quarter of 2002 to engage a number of selling/marketing entities to promote and distribute the Company's products and to increase the products available for distribution. During November 2002, two employees were hired to physically distribute products in the New York City area.

     The gross profit margin was 31.4% in the second quarter of 2003 versus 39.8% in the second quarter of 2002, and 35.0% in the first six months of 2003 versus 37.4% in the first six months of 2002.

     Selling expenses were $29,694 in the second quarter of 2003, compared with $31,289 in the second quarter of 2002, 11.9% and 15.1% of sales, respectively, and $53,723 in the first six months of 2003, compared with $42,657 in the first six months of 2002, 11.4% and 14.3% of sales, respectively.

     General and administrative expenses were $54,323 in the second quarter of 2003, compared with $46,237 in the second quarter of 2002, 21.8% and 22.3% of sales, respectively, and $106,039 in the six months ended June 30, 2003, compared with $77,755 in the six months ended June 30, 2002, 22.6% and 26.0% of sales, respectively. Management has continued its efforts to keep administrative costs low until the Company raises additional capital.


                                    Page 8.

     Professional fees were $10,193 in the second quarter of 2003, compared with $20,106 in the second quarter of 2002, 4.1% and 9.7% of sales, respectively, and $25,011 for the six months ended June 30, 2003, compared with $37,579 for the six months ended June 30, 2002, 5.3% and 12.6% of sales, respectively. Vehicle expenses were $1,528 in the second quarter of 2003, compared with $1,769 in the second quarter of 2002, 0.6% and 0.9% of sales, respectively, and $5,127 for the six months ended June 30, 2003, compared with $2,078 for the six months ended June 30 ,2002, 1.1% and 0.7% of sales, respectively. Payroll expenses were $10,295 for the second quarter of 2003, compared with $0 in the second quarter of 2002, 4.1% and 0% of sales,respectively, and $15,493 for the first six months of 2003, compared with $0 for the first six months of 2002, 3.3% and 0% of sales, respectively. Both vehicle and payroll expenses are a reflection of management's decision to distribute a larger variety of products, with some local distribution. Additionally, management has started paying an administrative employee and an office as cash from profitable operations is available. Previously, they were paid with common stock.

     Bad debt expense was $2,489 for the second quarter of 2003 versus $2,020 for the second quarter of 2002, 1.0% and 1.0% of sales, respectively. Bad debt expense was $4,506 for the six months ended June 30, 2003 versus $3,772 for the six months ended June 30, 2002, 1.0% and 1.3% of sales, respectively.

     Interest expense was $1,020 for the second quarter of 2003 versus $1,072 for the second quarter of 2002, 0.4% and 0.5% of sales, respectively, and $2,026 for the six months ended June 30, 2003 versus $2,103 for the six months ended June 30, 2002, 0.4% and 0.7% of sales, respectively.

     There was a loss from operations for the second quarter of 2003 of $5,743, compared with a profit of $4,868 for the second quarter of 2002, with an operating loss percentage of 2.3% of sales for the second quarter of 2003 and an operating profit percentage of 2.4% for the second quarter of 2002. There was a profit from operations for the six months ended June 30, 2003 of $4,698, compared with a loss of $8,712 for the six months ended June 30, 2002, with an operating profit of 1.0% for the six months ended June 30, 2003 and an operating loss of 2.9% for the six months ended June 30, 2002. Net profit (loss) and net profit (loss) as a percent of sales for the second quarter of 2003 were $(6,763) and (2.7%), compared to $3,796 and 1.8% for the second quarter of 2002. Net profit (loss) and net profit (loss) as a percent of sales for the six months ended June 30, 2003 were $2,672 and 0.6% compared to $(10,815) and (3.6%) for the six months ended June 30, 2002.


LIQUIDITY  AND  CAPITAL  RESOURCES

     Working capital increased $3,861 from December 31, 2002 to June 30, 2003.

     Net cash flow used by operating activities was $76,838 and $3,407 for the six months ended June 30, 2003 and 2002, respectively.

     During the first six months of 2003, the Company purchased $552 of fixed assets.

     During the first six months of 2003, the Company borrowed $164,498 from a shareholder, while repaying $30,203 and during the first six months of 2002 it borrowed $39,985 from a shareholder, while repaying $85,911. Of the $164,498 borrowed from a shareholder during the first six months of 2003, $65,000 reflected the pay off of a bank note payable by the shareholder.

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

     While the Company has no material capital commitments, we have experienced losses and have negative cash flow from operating activities as of June 30, 2003. There is no assurance that we will be able to generate enough funds from either operations or equity/debt financing to sustain the Company in the future. However, management has hired a consulting firm to assist in strategic planning for capital formation and is optimistic about future efforts to raise equity.



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

3.2     By-Laws of Icy Splash(1)

4.1     Specimen Common Stock certificate of Icy Splash(1)

10.1    Agreement between the Company and Pinnacle Capital, LLC. (2)

10.2 Consulting Agreement between Charles Tokarz and Icy Splash, dated March 19, 1998(1)

11      Computation of Earnings Per Share

31.1    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002
--------------
(1) Previously filed as an exhibit to our registration statement on Form 10-SB, which was filed on May 21, 1999, and incorporated herein by reference

(2) Previously filed as exhibit 10,1 to our annual report on Form 10-KSB filed with the Commission on April 15, 2003 and incorporated herein by reference

     (b) Reports on Form 8-K

     The Company did not file any Reports on Form 8-K during the period ended June 30, 2003.


                                    Page 11.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 14, 2003
                          ICY  SPLASH  FOOD  &  BEVERAGE,  INC.

                          By: /s/Joseph Aslan
                              ----------------------
                              Joseph  Aslan
                              President

                              /s/Charles Tokarz
                              ----------------------
                              Charles Tokarz
                              Chief Financial Officer


                                    Page 12.