Form 10QSB
period 2003-09-30
ICY SPLASH FOOD & BEVERAGE INC
filed 2003-11-19
CIK 1070906

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  Quarterly  Period  Ended September 30, 2003

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.
                                                                        ---
     There were 11,435,500 shares of the registrant's common stock outstanding as of November 12, 2003.

     Transitional  Small  Business  Disclosure  Format          Yes  ___  No _X_




                                  INDEX


PART I     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

     a)     Balance Sheets as of September 30, 2003
           (unaudited) and December 31, 2002                                              3.

     b)     Statements of Operations for the three and nine months ended
            September 30, 2003 and 2002 (unaudited)                                       4.

     c)     Statements of Cash Flows for the nine months ended September 30,
            2003 and 2002 (unaudited)                                                     5.

     d)     Notes to Financial Statements (unaudited)                                     6. to 7.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                                           8. to 10.

ITEM 3.     CONTROLS AND PROCEDURES                                                       10.

PART II     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                              11.

     a) EXHIBITS 11.

     b) REPORTS ON FORM 8-K 11.

SIGNATURES                                                                                12.

CERTIFICATIONS                                                                            13. to 15.




PART  I:  FINANCIAL  INFORMATION
ITEM  1:  FINANCIAL  STATEMENTS

                                                  ICY SPLASH FOOD AND BEVERAGE, INC.
                                                            BALANCE SHEETS

                          - ASSETS -
                                                               September 30, December 31,
                                                                    2003         2002
                                                                  ---------    ---------
                                                                (Unaudited)

CURRENT ASSETS:
  Cash                                                            $  12,664    $  15,069
  Accounts receivable, net of allowance for doubtful accounts of
   $6,970 and $1,325 for September 30, 2003 and December 31, 2002,
   respectively                                                      49,970       11,368
  Inventory                                                         219,731      163,634
                                                                  ---------    ---------

TOTAL CURRENT ASSETS                                                282,365      190,071
                                                                  ---------    ---------
FIXED ASSETS:
  Production equipment                                                2,600        2,600
  Warehouse equipment                                                 8,500        5,000
  Office equipment                                                   15,301       14,749
                                                                  ---------    ---------
                                                                     26,401       22,349
  Less: accumulated depreciation                                     21,013       18,333
                                                                  ---------    ---------
                                                                      5,388        4,016
                                                                  ---------    ---------
                                                                  $ 287,753    $ 194,087
                                                                  =========    =========

               - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)-

CURRENT LIABILITIES:
  Note  payable                                                   $     --     $  65,000
  Accounts payable                                                   71,706       47,642
  Accrued expenses and other current liabilities                     12,165        3,889
  Shareholder's loans                                               189,547       59,297
  Related party loans                                                37,285       37,285
  Income taxes payable                                                  342          456
                                                                  ---------    ---------

TOTAL CURRENT LIABILITIES                                           311,045      213,569
                                                                  ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000 shares authorized,
    zero shares issued and outstanding for 2003 and 2002                --          --
  Common stock, $.001 par value, 50,000,000 shares authorized,
    11,435,500 shares issued and outstanding at
    September 30,2003 and December 31, 2002                           11,436      11,436
  Additional paid-in capital                                         858,758     854,488
  Accumulated deficit                                               (817,324)   (806,144)
  Unearned compensatory stock                                        (66,000)    (66,000)
  Stock subscription receivable                                      (10,162)    (13,262)
                                                                   ---------   ---------
                                                                     (23,292)    (19,482)
                                                                   ---------   ---------

                                                                   $ 287,753   $ 194,087

                                                                   =========   =========


                       See notes to financial statements.
                                        Page 3.



                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                          Three Months Ended      Nine Months Ended
                                             September 30,          September 30,
                                        ---------------------  ---------------------
                                           2003       2002        2003       2002
                                        ----------  ---------  ----------  ---------
NET SALES                               $  113,827  $  82,249  $  583,483  $ 380,798
COST OF SALES                               82,152     55,844     387,347    242,693
                                        ----------  ---------  ----------  ---------

GROSS PROFIT                                31,675     26,405     196,136    138,105
                                        ----------  ---------  ----------  ---------

OPERATING EXPENSES:
  Selling expenses                          22,680     23,387     107,012     75,529
  General and administrative expenses       22,722    349,140      98,153    417,410
                                        ----------  ---------  ----------  ---------
                                            45,402    372,527     205,165    492,939
                                        ----------  ---------  ----------  ---------
LOSS FROM OPERATIONS                       (13,727)  (346,122)     (9,029)  (354,834)

OTHER EXPENSES:
Interest expense                              (125)    (1,056)     (2,151)    (3,159)
                                        ----------  ---------  ----------  ---------

LOSS BEFORE TAXES                          (13,852)  (347,178)    (11,180)  (357,993)

Provision for income taxes                      -          -           -          -
                                        ----------  ---------  ----------  ---------

NET LOSS                                $  (13,852) $(347,178) $  (11,180) $(357,993)
                                        ==========  =========  ==========  =========

LOSS PER SHARE:
Basic                                   $       -   $   (0.04) $       -   $   (0.05)
                                        ==========  =========  ==========  =========
Diluted                                 $       -   $   (0.04) $       -   $   (0.05)
                                        ==========  =========  ==========  =========





                       See notes to financial statements.



                                        Page 4.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                                 For  the Nine Months
                                                                  Ended September 30,
                                                                  2003          2002
                                                               ---------     ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $ (11,180)    $(357,993)
  Adjustments to reconcile net loss
   to net cash used by operating activities:
    Depreciation                                                   2,680         2,250
    Provision for bad debts                                        5,645         7,595
    Stock issued for services                                        --        453,200
    Changes in assets and liabilities:
    (Increase) in accounts receivable                            (44,245)      (11,197)
    (Increase) decrease in inventories                           (56,098)        6,119
    (Increase) in prepaid expenses and other current assets          --            (10)
    Increase in accounts payable                                  24,064         9,607
    Increase (decrease) in accrued expenses
      and other current liabilities                                8,162      (117,365)
                                                               ---------     ---------
      Net cash used by operating activities                      (70,972)       (7,794)
                                                               ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                     (4,052)         --
                                                               ---------     ---------
     Net cash (used in) investing
      activities                                                  (4,052)         --
                                                               ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                             7,370        10,332
    Proceeds from related party loan                                 --         48,500
    Repay note payable                                           (65,000)          --
    Proceeds from shareholder's loans                            190,652        49,144
    Repayments of shareholder's loans                            (60,403)     (100,866)
                                                               ---------     ---------
      Net cash provided by financing activities                   72,619         7,110
                                                               ---------     ---------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                      (2,405)         (684)

  Cash and cash equivalents, at beginning of year                 15,069         3,968
                                                               ---------     ---------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                    $  12,664     $   3,284
                                                               =========     =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash during the period for:
    Income taxes paid                                          $     455     $     455
    Interest paid                                              $   2,151     $   3,159

SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

    3,140,000 shares of common stock issued at market value
     as compensation for professional services rendered        $    --       $ 453,200
    430,000 shares of common stock issued at market value as
     compensation for professional services to be rendered     $    --       $  66,000
    1,000,000 shares of common stock sold for $60,000. A
     subscription receivable for an amount remaining to be
     collected                                                 $    --       $  49,668




                       See notes to financial statements.
                                     Page 5.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (UNAUDITED)

NOTE  1  -  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES:

     In the opinion of management, the accompanying unaudited interim financial statements of Icy Splash Food and Beverage, Inc. contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2003 and December 31, 2002 (audited) and the results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002.

The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2002, which is incorporated herein by reference. Certain notes included in Form 10-KSB have been condensed or omitted from this report in accordance with the rules for Forms 10-Q and 10-QSB.

Certain reclassifications have been made in the September 30, 2002 financial statements to conform to the current fiscal year presentation.

NOTE  2  -  GOING  CONCERN:

     As shown in the accompanying financial statements, the Company has a net operating loss of $11,180 for the nine month period ending September 30, 2003 and has an accumulated deficit of $817,324 as of September 30, 2003 as well as negative working capital. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. Management is actively pursuing additional capital and has initiated new distribution agreements with established distributors of its products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE  3  -  LOANS  PAYABLE  -  SHAREHOLDER:

     At September 30, 2003 and December 31, 2002 the Company owed an aggregate of $189,547 and $59,297, respectively to one of its shareholders. The loan is non-interest bearing and has no formal repayment terms. During the second quarter of 2003, the shareholder paid a $65,000 note payable to a bank on behalf of the Company. The payment was recorded as an increase to the shareholder's loan.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS:

(a) The Company has transactions with one corporate entity owned by one of the Company's shareholders:

During September 1999, the Company initiated sales of product to this corporation which is owned by one of the Company's shareholders. For the year ended December 31, 2002, approximate sales to the distributor and accounts receivable were $34,420 and $0, respectively. There were no sales for the nine months ended September 30, 2003.

Since the third quarter of 2002, the Company has borrowed from this corporation which is owned by one of the Company's shareholders. The loan outstanding is $37,285 at September 30, 2003. This loan which is unsecured and non-interest bearing is payable upon demand. Accordingly, it has been reflected as a current liability on the Company's balance sheet.

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

During the year ended December 31, 2001, the Company issued 265,500 shares of common stock upon exercise of outstanding common stock purchase warrants. The Company was to receive $235,375 on exercise of such warrants which represented the exercise price of $1.00 per share less direct offering costs of $3,575 and less $.10 per share which were required to be paid to Southern Financial Services, Inc. ("Southern"), the Company's financial consultant and escrow agent. To date, the Company received only $92,275 in connection with such exercise and 78,050 shares have been recovered by a successor escrow agent. At December 31, 2001 the difference between the amount due and the amount received had been recorded as equity and a subscription receivable. As funds are received from recoveries, subscriptions receivable will be reduced until all recoveries have been made, at which time equity and subscriptions receivable will be adjusted accordingly. As of December 31, 2002 it appears that recoveries will be limited to the sale of shares held in escrow. During 2002, 25,000 of the shares held in escrow were transferred to an internet information vendor to provide information about the Company to investors. At December 31, 2002 the 53,050 shares remaining in escrow were written-down to $0.25 per share to reflect the market value of the common stock at that time. During the third quarter of 2003, 12,400 of the escrow shares were sold and the net proceeds were $7,370. At September 30, 2003, 40,650 shares remain in escrow at $0.25 per share.

On February 19, 2002, the Company signed a nine month consulting agreement with a financial services group to review and analyze the Company's formal and informal financial, strategic and business plans, prepare and update a formal business plan, along with the appropriate financial projections, and perform other financial services requested by the Company. Compensation is 330,000 shares of the Company's common stock, to be paid as follows: 100,000 upon execution of the agreement, 75,000 shares on March 15, 2002, 75,000 shares on May 15, 2002 and 80,000 shares on July 15, 2002. In March 2002, the Company issued 330,000 registered shares of common stock to this consultant as compensation for services rendered and to be rendered. The shares were valued at $0.30 per share. At September 30, 2003, with the agreement of the financial services group, 80,000 shares of stock, recorded as $24,000 of unearned compensatory stock, was still held by the Company for the total value of services still to be rendered.

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

RESULTS  OF  OPERATIONS

Net sales for Icy Splash Food & Beverage, Inc. (the "Company") increased 38.4%, from $82,249 in the three months ended September 30, 2002 to $113,827 in the three months ended September 30, 2003, and 53.2%, from $380,798 in the nine months ended September 30, 2002 to $583,483 in the nine months ended September 30, 2003. For the three months ended September 30, 2003 sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products were 60.8%, 0.0% and 39.2%, respectively. For the three months ended September 30, 2002 sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products were 85.1%, 0.0% and 14.9%, respectively. For the nine months ended September 30, 2003 sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products were 48.9%, 0.0% and 51.1%, respectively. For the nine months ended September 30, 2002 sales of Icy Splash
(TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products were 82.4%, 8.8% and 8.8%, respectively. The increase in sales and increase in sales mix for other manufacturers' products is a result of managements decision during the third quarter of 2002 to engage a number of selling/marketing entities to promote and distribute the Company's products and to increase the products available for distribution. During November 2002, two employees were hired to physically distribute products in the New York City area. Managements decision to suspend sales of Icy Splash Second Generation was due to the inability to raise funds to produce adequate quantities of the lower margin product. The Company plans to re-launch the second generation in the future. The increase of other manufacturers' products of $32,350 for the three months ended September 30, 2003 versus the same three month period last year and $264,985 for the nine months ended September 30, 2003 versus the same nine month period last year is predominately due to new product lines added to local distribution. The new items are less seasonal than soft drinks and should help to lessen the effect of seasonal sales.



                                                                         Page 8.

The gross profit margin decreased to 27.8% in the third quarter of 2003 from 32.1% in the third quarter of 2002 and to 33.6% in the first nine months of 2003 from 36.3% in the first nine months of 2002. The decrease was caused predominately by the increase in sales mix for other manufacturer's products, which have a lower profit margin.

Selling expenses were $22,680 for the third quarter of 2003, compared with $23,387 for the third quarter of 2002, 19.9% and 28.4% of sales, respectively, and $107,012 in the first nine months of 2003, compared with $75,529 in the first nine months of 2002, 18.3% and 19.8% of sales, respectively.

General and administrative expenses were $22,721 in the third quarter of 2003, compared with $349,140 in the third quarter of 2002, 20.0% and 424.5% of sales, respectively, and $98,153 in the first nine months of 2003, compared with $417,410 in the first nine months of 2001, 16.8% and 109.6% of sales, respectively. Management has continued its efforts to keep administrative costs low until the Company raises additional capital.

Professional fees were $7,148 in the third quarter of 2003, compared with $336,324 in the third quarter of 2002, 6.3% and 408.9% of sales, respectively, and $32,159 for the nine months ended September 30, 2003, compared with $373,903 for the nine months ended September 30, 2002, 5.5% and 98.2% of sales, respectively. Professional fees for the three and nine months ended September 30, 2002 reflect $334,000 of common stock issued at market value for services rendered. Vehicle expenses were $684 in the third quarter of 2003, compared with $808 in the third quarter of 2002, 0.6% and 1.0% of sales, respectively, and $5,775 for the nine months ended September 30, 2003, compared with $2,886 for the nine months ended September 30 ,2002, 1.0% and 0.8% of sales, respectively. Payroll expenses were $5,411 for the third quarter of 2003, compared with $0 in the third quarter of 2002, 4.8% and 0% of sales, respectively, and $20,903 for the first nine months of 2003, compared with $0 for the first nine months of 2002, 3.6% and 0% of sales, respectively. Both vehicle and payroll expenses are a reflection of management's decision to distribute a larger variety of products, with some local distribution. Additionally, management has started paying an administrative employee and an office as cash from profitable operations is available. Previously, they were paid with common stock.

Bad debt expense was $1,138 for the three months ended September 30, 2003 versus $822 for the three months ended September 30, 2002, 1.0% and 1.0% of sales, respectively. Bad debt expense was $5,645 for the nine months ended September 30, 2003 versus $7,595 for the nine months ended September 30, 2002, 1.0% and 2.0% of sales, respectively.

Interest expense was $125 for the third quarter of 2003 versus $1,056 for the third quarter of 2002, 0.1% and 1.3% of sales, respectively. Interest expense was $2,151 for the nine months ended September 30, 2003 versus $3,159 for the nine months ended September 30, 2002, 0.4% and 0.8% of sales, respectively.

There was a loss from operations for the third quarter of 2003 of $13,727, compared with $346,122 for the third quarter of 2002, with an operating loss of 12.1% of sales for the third quarter of 2003 and 420.8% for the third quarter of 2002. There was a loss from operations for the nine months ended September 30, 2003 of $9,029, compared with a loss of $354,834 for the nine months ended September 30, 2002, with an operating loss of 1.5% of sales for the nine months ended September 30, 2003 and 93.2% for the nine months ended September 30, 2002. Net loss and net loss as a percent of sales for the third quarter of 2003 were $13,852 and 12.2%, compared to $347,178 and 422.1% for the third quarter of 2002. Net loss and net loss as a percent of sales for the first nine months of 2003 were $11,180 and 1.9%, compared to $357,993 and 94.0% for the first nine months of 2002.


LIQUIDITY  AND  CAPITAL  RESOURCES

      Working capital decreased $5,182 from December 31, 2002 to September 30, 2003.

      Net cash flow used by operating activities was $70,972 and $7,794 for the nine months ended September 30, 2003 and 2002, respectively.

     During the first nine months of 2003, the Company purchased $4,052 of fixed assets.


                                                                         Page 9.
     During the first nine months of 2003, the Company borrowed $190,652 from a shareholder, while repaying $60,403 and during the first nine months of 2002 it borrowed $49,144 from a shareholder, while repaying $100,866. Of the $190,652 borrowed from a shareholder during the first nine months of 2003, $65,000 reflected the pay off of a bank note payable by the shareholder.

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

     While the Company has no material capital commitments, we have experienced losses and have negative cash flow from operating activities as of September 30, 2003. There is no assurance that we will be able to generate enough funds from either operations or equity/debt financing to sustain the Company in the future. However, management has hired a consulting firm to assist in strategic planning for capital formation and is optimistic about future efforts to raise equity.

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

10.1    Agreement  between  the  Company  and  Pinnacle  Capital,  LLC. (2)

10.2 Consulting Agreement between Charles Tokarz and Icy Splash, dated March 19, 1998(1)

31.1    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to 18 W.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-------------

(1) Previously filed as an exhibit to our registration statement on Form 10-SB, which was filed on May 21, 1999, and incorporated herein by reference

(2) Previously filed as exhibit 10,1 to our annual report on Form 10-KSB filed with the Commission on April 15, 2003 and incorporated herein by reference

     (b) Reports on Form 8-K

     The Company did not file any Reports on Form 8-K during the period ended September 30, 2003.




                                       Page 11.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 19, 2003
                             ICY  SPLASH  FOOD  &  BEVERAGE,  INC.

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