Form 10KSB/A
period 2002-12-31
ICY SPLASH FOOD & BEVERAGE INC
filed 2003-11-26
CIK 1070906

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

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

Item  2.   Description  of  Property.

     The Company utilizes 1200 square feet of office space (including the use of conference rooms and other common areas) at 535 Wortman Avenue, Brooklyn, New York 11208. The space is subletted from Aslanco, Inc., a corporation owned by Joseph Aslan, an executive officer and director of the Company. For the use of such premises, the Company pays a monthly rent of $400 to Aslanco, Inc. There is no written lease and the Company is a month-to-month tenant.

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

     Net sales for the Company decreased by 7.3%, from $492,526 in 2001 to $456,726 in 2002. The reason for the decrease in net sales was the discontinuance in August 2001 of the C&C brand of soft drinks to a major distributor, N.Y. Soft Drink Distributors, Inc. For the year ended December 31, 2002 sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products were 77.2%, 7.3% and 15.5%, respectively. For the year ended December 31, 2001 sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products were 42.8%, 5.9% and 51.3%, respectively. The Company believes that the primary reason for the failure to increase its sales as projected for the year was the Company's inability to raise capital as planned.

     The Company's gross profit margin increased to 32.5% for the fiscal year ended December 31, 2002 from 21.0% for the fiscal year ended December 31, 2001. The increase in profit margin was primarily caused by a larger portion of the sales mix for Icy Splash (TM) Clear, which has a higher profit margin than Icy Splash (TM) Second Generation and other manufacturers' products. Icy Splash(TM) Clear has a higher profit margin because it is the Company's private label, a premium brand, while Second generation is not. There have been no sales of Icy Splash(TM) Second Generation since the first quarter of 2002 because the Company was unable to raise financing required to follow through on its marketing strategy and was forced to adjust to market conditions. The Company plans to re-launch Icy Splash(TM) Second Generation at a date not yet determined. On December 31, 2002, the Company wrote off $20,053.28 worth of expired Second Generation syrup. However, as of December 31, 2002, the Company still maintains an inventory of Second Generation labels valued at $53,403.57.

     Selling expenses were $78,998 for the year ended 2002, compared with $110,010 for the year ended 2001, 17.3% and 22.3% of sales, respectively. This decrease in selling expenses is due to the discontinuation of Second Generation which required considerable promotion expenses. Typically the Company's products are marketed through various types of price discounts. The discounts are recorded as promotion expense, which is a component of selling expenses. During 2001 and 2002 the Company did not pay any slotting expenses.

     General and administrative expenses were $481,233 for the year ended 2002, compared with $196,806 for the year ended December 31, 2001, 105.4% and 40.0% of sales, respectively. The significant increase was largely due to professional fees, which were $386,314 in 2002, compared with $157,313 in 2001, 84.6 % and 31.9% of sales, respectively. The increase in professional fees was due to the issuance of 2,000,000 shares of common stock to a related party corporation owned by one of the Corporation's shareholders as compensation for consulting, marketing, distribution and production development assistance services rendered. During 2002 and 2001, the Company compensated consultants and employees with $334,000 and $117,600 of stock, respectively, which were recorded as professional fees. Of the stock issued as compensation during 2001, 840,000 shares ($119,000) were accrued prior to December 31, 2001, but not issued until March 15, 2002. 190,000 shares ($15,200) were accrued prior to commencement of trading at the same value as founders' shares, to approximate market value, and 650,000 shares ($103,800) were accrued during December 2001 at the current market price of $.16 per share. Of the 190,000 shares accrued prior to the commencement of trading, 20,000 shares ($1,600) were accrued prior to December 31, 2000. The 2001 expense for stock compensation was $117,600 ($119,000 less $1,600 accrued prior to December 31, 2000). During 2002, 2,730,000 shares were issued for services rendered currently or to be rendered. 430,000 shares were being held by the Company at December 31, 2002 pending successful completion of contracted services. The 2,730,000 shares were issued for $400,000, the market price at the date of issuance. The $334,000 stock compensation expense for 2002 is $400,000 less $66,000, the value of the 430,000 shares held for completion of services. The 430,000 shares are classified as "Unearned compensatory stock" in the equity section of the balance sheet. The shares issued during 2002 are stated in the supplementary disclosure of the Statement of Cash Flows as $453,200 composed of $119,000 and $334,000 as described above. Bad debt expense was $9,105 for the 2002 fiscal year versus $6,692 for the 2001 fiscal year, 2.0% and 1.4% of sales, respectively.

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

--------------
(1) To our knowledge, except as set forth in the footnotes to this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the business address of each of the directors and executive officers in this table is as follows: Icy Splash Food & Beverage, Inc., 535 Wortman Avenue, Brooklyn, NY 11208.

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

The Company currently occupies approximately 1,200 square feet of office space sublet from the corporation which is owned by one of the Company's shareholders. The Company paid rent of $4,800 for 2001 and $4,800 for 2002. There is no written lease and the Company is a month-to-month tenant.

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