Form 10QSB/A
period 2003-03-31
ICY SPLASH FOOD & BEVERAGE INC
filed 2003-11-26
CIK 1070906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

RESULTS  OF  OPERATIONS

     Net sales for Icy Splash Food & Beverage, Inc. (the "Company") increased 141.0%, from $91,574 in the three months ended March 31, 2002 to $220,710 in the three months ended March 31, 2003. The Company attributes $95,645.28 to sales of new product lines added to the local distribution. The new items can be classified as "winter" items or "year-round" items and help minimize seasonality in sales (since soft drinks sales peak in the summer). The Company continues to increase product line to avoid seasonality and increase sales. For the three months ended March 31, 2003 sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products were 48.0%, 0% and 52.0%, respectively. Since the Company was not able to raise funds as it had planned, a change in marketing strategy was made temporarily terminating Second Generation sales. The Company plans to re-launch Second Generation at some date, presently undetermined, in the future. For the three months ended March 31, 2002 sales of Icy Splash (TM) Clear, Icy Splash (TM)Second Generation and other manufacturers' products were 50.5%, 36.6% and 12.9%, respectively. The increase in sales and increase in sales mix for other manufacturers' products is a result of managements decision during the third quarter of 2002 to engage a number of selling/marketing entities to promote and distribute the Company's products and to increase the products available for distribution. During November 2002, two employees were hired to physically distribute products in the New York City area.

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

Dated:  May 12, 2003


                                  /s/ Joseph Aslan
                                  --------------------------
                                  Joseph Aslan
                                  Chief Executive Officer


                                 /s/ Charles Tokarz
                                 ---------------------------
                                 Charles Tokarz
                                 Chief Financial Officer