Form 10KSB/A
period 2002-12-31
ICY SPLASH FOOD & BEVERAGE INC
filed 2004-04-14
CIK 1070906

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A


                                 Amendment No. 3


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State the registrant's revenues for its most recent fiscal year:
$400,508

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


     DOCUMENTS  INCORPORATED  BY  REFERENCE

     None

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]



                                TABLE OF CONTENTS

                                                                            Page
PART  I

Item  1.   Description of Business                                            1
Item  2.   Description of Property                                            6
Item  3.   Legal Proceedings                                                  6
Item  4.   Submission of Matters to a Vote of Security Holders                6

PART  II

Item  5.   Market for Common Equity and Related Stockholder Matters           7
Item  6.   Management's Discussion and Analysis or Plan of Operation          7
Item  7.   Financial Statements                                              F1
Item  8.   Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure                                9

PART  III

Item  9.   Directors, Executive Officers, Promoters and Control Persons       9
Item  10.  Executive Compensation                                            10
Item  11.  Security Ownership of Certain Beneficial Owners and Management    11
Item  12.  Certain Relationships and Related Transactions                    11
Item  13.  Exhibits and Reports on Form 8-K                                  12
Item  14.  Controls and Procedures                                           13

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

      Production of our "Icy Splash" soft drink products is entirely outsourced. Independent contractors produce components for production to exact specifications and ship them to an independent co-packer bottling facility. The components include pre-labeled bottles, caps, labels, flavors and preprinted boxes. The product is directly shipped from the bottling plant in trailer loads to distributors, chain stores and our warehouse in Brooklyn, New York.

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

      In 1999, gross sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other products, before price discounts and other sales incentives, contributed $186,269 (29.5%), $279,159 (44.2%) and $166,509 (26.3%)
to revenue, respectively. In 2000, gross revenues from Icy Splash - Clear, Icy Splash (TM) Second Generation and other products, before price discounts and other sales incentives, were $146,672 (29.8%), $104,142 (21.1%) and $241,712
(49.1%), respectively. In 2001, revenues from Icy Splash - Clear, Icy Splash
(TM) Second Generation and other products were $210,657(42.8%), $29,183(5.9%) and $252,725(51.3%), respectively. In 2002, gross revenues from Icy Splash - Clear, Icy Splash (TM) Second Generation and other products, before price discounts and other sales incentives, were $352,529 (77.2%), $33,488 (7.3%) and $70,709 (15.5%), respectively. Historically, our other products sold included C & C beverages. Beginning in 2002 we became the distributor or exclusive distributor in the New York City area for some food products targeted for the same retail customer base as Icy Splash - Clear products. The food products include tea bags, instant soup and gourmet olives.

Distribution of Icy Splash Products and Dependence on Major Customers

      The primary distributors of our products are Haddon House, Millbrook Distribution Services and Community Distributors. The product lines are distributed primarily to supermarket chains, and, to a lesser extent, to grocery stores and convenience stores in the New York, New Jersey and Connecticut area.

      As a result of our distribution arrangement with NYSD, a significant portion of our sales during the year ended December 31, 2001 were to NYSD. During this period, our net sales were $492,565, of which $238,203 of our product was sold to NYSD. Such sales to NYSD can be attributed to the launch of our latest product line Icy Splash (TM) Second Generation. If sales to NYSD were removed from our results of operations, our gross profit would decrease from $103,656 to approximately $83,086. NYSD ceased operations in March 2002. Management of the Company had put other distributors and products in place. Consequently, net sales for 2002 decreased only 1.4% from 2001 to $400,508.

      For the year ended December 31, 2002, sales to one customer (Haddon House) exceeded 10% of the Company's total sales. The net sales to this customer were $175,621. The corresponding accounts receivable from this customers were $8,089.

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

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

      We have incurred losses and experienced negative operating cash flow since our formation. For our fiscal year ended December 31, 2002, we had a net loss of $522,190 and for our fiscal year ended December 31, 2001 we had a net loss of $213,527. We may never be able to reduce these losses.

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

      Net sales for the Company decreased by 1.4%, from $406,402 in 2001 to $400,508 in 2002. The reason for the decrease in net sales was the discontinuance in August 2001 of the C&C brand of soft drinks to a major distributor, N.Y. Soft Drink Distributors, Inc. For the year ended December 31, 2002 gross sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products, before price discounts and other sales incentives, were 77.2%, 7.3% and 15.5%, respectively. For the year ended December 31, 2001 gross sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products, before price discounts and other sales incentives, were 42.8%, 5.9% and 51.3%, respectively. The Company believes that the primary reason for the failure to increase its sales as projected for the year was the Company's inability to raise capital as planned.

      The Company's gross profit margin decreased to (3.5%) for the fiscal year ended December 31, 2002 from 4.3% for the fiscal year ended December 31, 2001. The decrease in profit margin was primarily caused by a write-off of $106,310 of bottle labels and $20,053 worth of expired Second Generation syrup. There have been no sales of Icy Splash(TM) Second Generation since the first quarter of 2002 because the Company was unable to raise financing required to follow through on its marketing strategy and was forced to adjust to market conditions. The Company plans to re-launch Icy Splash(TM) Second Generation at a date not yet determined. At that time, the bottle labels, which are in the possession of the Company with a book value of $0, will be used in the production process with no associated income statement expenses.

      Selling expenses were $22,780 for the year ended 2002, compared with $23,847 for the year ended 2001, 5.69% and 5.9% of sales, respectively. This decrease in selling expenses is due to the discontinuation of Second Generation which required considerable promotion expenses. Typically the Company's products are marketed through various types of price discounts. The discounts are recorded as promotion expense, which is a component of selling expenses. During 2001 and 2002 the Company did not pay any slotting expenses.

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

      There was a loss from operations for 2002 of $518,014, compared with a loss of $203,160 for 2001, with an operating loss percentage of 129.3% for 2002 and 41.2% for 2001. Net loss and net loss as a percent of sales for 2002 were $522,190 and 130.3%, compared to $213,527 and 43.4% for 2001.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The following table sets forth the officers and directors of Icy Splash as of April 10, 2003, the date of this Report:

Name                 Age          Position
-------------------  ---          ----------------------------------------------
Joseph Aslan         48           President and Director

Charles Tokarz       56           Chief Financial Officer, Treasurer and
                                    Director

Sy Aslan             59           Director

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

                                Number of Shares        Percentage of Common
                                  Beneficially          Equity Beneficially
Name of Beneficial Owner(1)          Owned                   Owned(2)
------------------------------  -----------------    -------------------------

Joseph Aslan(3)                  7,640,000(3)(6)              66.6%

Charles Tokarz(4)                   80,000                     0.7%

Sy Aslan(5)                        300,000                     2.6%

All officers and directors
as a group (3 persons)           8,020,000                    52.6%

----------------
(1) To our knowledge, except as set forth in the footnotes to this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the business address of each of the directors and executive officers in this table is as follows: Icy Splash Food & Beverage, Inc., 535 Wortman Avenue, Brooklyn, NY 11208.

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


Item 12. Certain Relationships and Related Transactions.

      On March 19, 1998, we entered into a consulting agreement with Charles Tokarz, our Chief Financial Officer, Treasurer and Director, for services rendered as Chief Financial Officer. The agreement provides that beginning March 20, 1998, Mr. Tokarz would provide services to the Company including assistance in correspondence and due diligence, liaisons with auditors, assistance in preparation of financial projections and assumptions, review of accounting reports and systems, analysis of acquisitions and preparation of quarterly unaudited financial statements. In consideration for these services, Icy Splash would provide payments of: (i) 20,000 shares of Icy Splash common stock; (ii) a retainer of $500; and (iii) payment of $35.00 per hour for services rendered as

Chief Financial Officer. The Company believes that the agreement with Charles Tokarz was obtained on terms as favorable as could have been obtained from a non-affiliated party. The shares of stock were issued on February 23, 2001, cancelled during March 2001 in accordance with the advice of counsel and reissued on March 15, 2002. The Company reflected an accrual for compensation expense in 1998. In addition, an additional 40,000 shares of common stock were granted to this individual pursuant to December 2001 Board Resolution. These shares were valued at $0.16 per share, the fair market value at the time of grant. Our 1998 agreement with Mr. Tokarz has expired and we now utilize Mr. Tokarz's services on an hourly basis through his company, Select CFO, Inc.

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

Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits

EXHIBIT  NO.        DESCRIPTION


3.1          Certificate of Incorporation of Icy Splash*
3.2          By-Laws of Icy Splash*
4.1          Specimen Common Stock certificate of Icy Splash*
10.1         Agreement between the Company and Pinnacle Capital, LLC.
10.2 Consulting Agreement between Charles Tokarz and Icy Splash, dated March 19, 1998*
31.1         Certification by Chief Executive Officer pursuant to Sarbanes-Oxley
             Section 302.
31.2         Certification by Chief Financial Officer pursuant to Sarbanes-Oxley
             Section 302.
32.1         Certification by Chief Executive Officer pursuant to 18 U.S. C.
             Section 1350.
32.2         Certification by Chief Financial Officer pursuant to 18 U.S. C.
             Section 1350.


-------------
* Previously filed as an exhibit to our registration statement on Form 10-SB, which was filed on May 21, 1999, and incorporated herein by reference.

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



                                   SIGNATURES


      In accordance with section 13 or 15(d) of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April14,2004.


ICY SPLASH FOOD & BEVERAGE, INC.



By:  /s/ Joseph Aslan
     -----------------------
     Joseph Aslan, President and Director


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature              Title                            Date
---------------------  ------------------------         ---------------
/s/ Joseph Aslan       President and Director           April 14, 2004
---------------------
    Joseph  Aslan

/s/ Charles Tokarz     Chief Financial Officer,         April 14, 2004
---------------------- Treasurer and Director
    Charles Tokarz

/s/  Sy Aslan          Director                         April 14,  2004
----------------------
     Sy Aslan

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


/s/  Joseph  Aslan            /s/  Charles  Tokarz
------------------            ---------------------------
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

                                                   /s/ LAZAR LEVINE & FELIX LLP
                                                  -----------------------------
                                                       LAZAR LEVINE & FELIX LLP

New York, New York
February 25, 2003

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001


              - ASSETS -

                                                        2002         2001
                                                     ---------    ---------
CURRENT ASSETS:


     Cash                                            $  15,069    $   3,968
     Accounts receivable, net of allowance for
        doubtful accounts of $1,325 for 2002
        and $4,040 for 2001 (Notes 7 and 9)             11,368       40,902
     Inventory (Note 3d)                                57,324      173,845
     Prepaid expenses                                       --        3,369
                                                     ---------    ---------
TOTAL CURRENT ASSETS                                    83,761      222,084
                                                     ---------    ---------
FIXED ASSETS (Note 3c):
     Production equipment                                2,600           --
     Warehouse equipment                                 5,000        5,000
     Office equipment                                   14,749       14,749
                                                     ---------    ---------
                                                        22,349       19,749
     Less: accumulated depreciation                     18,333       15,383
                                                     ---------    ---------
                                                         4,016        4,366
                                                     ---------    ---------
                                                     $  87,777    $ 226,450
                                                     =========    =========

  - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Note payable (Note 4)                           $  65,000    $  65,000
     Accounts payable                                   47,642       51,682
     Accrued expenses and other current
      liabilities                                        3,889      120,778
     Shareholders' loans  (Note 5)                      59,297      105,337
     Related party loans  (Note 7b)                     37,285           --
     Income taxes payable (Notes 3e and 6)                 456          455
                                                     ---------    ---------
TOTAL CURRENT LIABILITIES                              213,569      343,252
                                                     ---------    ---------
COMMITMENTS AND CONTINGENCIES (Notes 2,7,9 and 10)


SHAREHOLDERS' EQUITY (Note 8):
     Preferred stock, $.001 par value,
      1,000,000 shares authorized, zero shares
      issued and outstanding for 2002 and 2001              --           --
     Common stock, $.001 par value, 50,000,000
      shares authorized, 11,435,500 and
      6,865,500 shares issued and outstanding
      for 2002 and 2001, respectively                   11,436        6,866
     Additional paid-in capital                        854,488      409,696
     Accumulated deficit                              (912,454)    (390,264)
     Unearned compensatory stock                       (66,000)          --
     Stock subscription receivable                     (13,262)    (143,100)
                                                     ---------    ---------
                                                      (125,792)    (116,802)
                                                     ---------    ---------
                                                     $  87,777    $ 226,450
                                                     =========    =========

   The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001





                                             2002           2001
                                           ---------    ---------

NET SALES (Notes 3i,3l, 7 and 9)           $ 400,508    $ 406,402
                                           ---------    ---------

COST OF GOODS SOLD:
     Inventory - beginning of year           173,845      203,041
     Purchases                               297,988      359,713
                                           ---------    ---------

                                             471,833      562,754
     Inventory - end of year                  57,324      173,845
                                           ---------    ---------

TOTAL COST OF GOODS SOLD                     414,509      388,909
                                           ---------    ---------

GROSS (LOSS) PROFIT                          (14,001)      17,493
                                           ---------    ---------

OPERATING EXPENSES:
     Selling expenses                         22,780       23,847
     General and administrative expenses     481,233      196,806
                                           ---------    ---------
                                             504,013      220,653
                                           ---------    ---------

(L0SS) FROM OPERATIONS                      (518,014)    (203,160)

OTHER INCOME (EXPENSES):
     Interest expense                         (4,176)      (4,367)
                                           ---------    ---------

(LOSS) BEFORE TAXES                         (522,190)    (207,527)

     Provision for income taxes
     (Notes 3e and 6)                             --        6,000
                                           ---------    ---------

NET (LOSS)                                 $(522,190)   $(213,527)
                                           =========    =========

(LOSS) PER SHARE (Note 3j):

     Basic and diluted                     $    (.06)   $    (.03)
                                           =========    =========





   The  accompanying  notes  are  an integral part of these financial statements

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001





                               Common  Stock         Additional                                     Stock
                         ------------------------      Paid-in      Accumulated     Unearned     Subscription
                           Shares        Amount        Capital        Deficit     Compensation    Receivable        Total
                         ----------    ----------    ----------     ----------     ----------     ----------     ----------
Balance,
December 31, 2000         6,600,000    $    6,600    $  174,587     $ (176,737)            --             --          4,450

Issuance of
common stock (Note 8)       265,500           266       235,109             --             --             --        235,375

Stock subscription
Receivable                       --            --            --             --             --       (143,100)      (143,100)

Net loss,
December 31, 2001                --            --            --       (213,527)            --             --       (213,527)
                         ----------    ----------    ----------     ----------     ----------     ----------     ----------

BALANCE,
DECEMBER 31, 2001         6,865,500         6,866       409,696       (390,264)            --       (143,100)      (116,802)

Issuance of
common stock (Note 8)     4,570,000         4,570       574,630             --             --             --        579,200

Stock subscription
write-down (Note 8)              --            --      (129,838)            --             --        129,838             --

Stock issued and
to be earned as
compensation (Note 8)            --            --            --             --        (66,000)            --        (66,000)

Net loss,
December 31, 2002                --            --            --       (522,190)            --             --       (522,190)
                         ----------    ----------    ----------     ----------     ----------     ----------     ----------

BALANCE,
DECEMBER 31, 2002        11,435,500    $   11,436    $  854,488     $ (912,454)    $  (66,000)    $  (13,262)    $ (125,792)
                         ==========    ==========    ==========     ==========     ==========     ==========     ==========


The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

INCREASE  (DECREASE)  IN  CASH  AND  CASH  EQUIVALENTS:

                                                               2002           2001
                                                             ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                              $(522,190)    $(213,527)
     Adjustments to reconcile net (loss)
      to net cash (used in)
      operating activities:
       Depreciation                                              2,950         3,450
       Provision for bad debts                                   9,105         6,692
       Stock issued for services                               453,200            --
       Decrease in deferred taxes                                   --         6,000
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable               20,429       (31,886)
       Decrease in inventories                                 116,521        29,195
       Decrease in prepaid expenses                              3,369        29,647
       (Decrease) in accounts payable                           (4,041)       (8,820)
       (Decrease) increase in accrued expenses
        and other current liabilities                         (116,888)      101,736
                                                             ---------     ---------
     Net cash (used) by operating activities                   (37,545)      (77,513)
                                                             ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                   (2,600)           --
                                                             ---------     ---------
     Net cash (used in) investing
      activities                                                (2,600)           --
                                                             ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the sale of common stock                     60,000        92,275
     Proceeds from shareholders loans                           88,546        58,593
     Repayments of shareholders loans                         (134,585)      (73,665)
     Proceeds from related party loans                          48,500            --
     Repayments of related party loans                         (11,215)           --
                                                             ---------     ---------
     Net cash provided by financing activities                  51,246        77,203
                                                             ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                     11,101          (310)

     Cash and cash equivalents, at beginning
      of year                                                    3,968         4,278
                                                             ---------     ---------
CASH AND CASH EQUIVALENTS, AT END OF YEAR                    $  15,069     $   3,968
                                                             ---------     ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash during the period for:
          Income taxes paid                                  $     455     $     562
          Interest paid                                      $   3,841     $   4,367

SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

    3,140,000 shares of common stock issued
     at market value as compensation for
     professional services rendered                          $ 453,200     $      --

    430,000 shares of common stock issued
     at market value as compensation for
     professional services to be rendered                    $  66,000     $      --

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $912,454 and has a deficit in working capital of $129,808 as of December 31, 2002. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. Management is actively pursuing additional capital and has initiated new distribution agreements with established distributors. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(d) Inventories:

Inventories are stated at the lower of cost or market (first-in first-out method) and consist mainly of raw materials.

          Inventory  consists  of  the  following:

                                                           2002          2001
                                                         --------      --------

          Finished product                               $  45,953     $  31,702
          Flavoring, bottles and packaging materials        11,389       142,143
                                                          --------      --------
                                                         $  57,324     $ 173,845
                                                          --------      --------

During the first quarter of 2002, the Company suspended the production of its Second Generation line of products. Although Management intends to re-launch the product line in the future, $20,053 of expired syrup was charged to cost of sales during 2002. Additionally, $106,310 of bottle labels were charged to cost of sales during 2002 because their utility has been impaired due to the uncertainty of the timing and resumption of producing the product line. The labels remain in possession of the Company and the book value of the label inventory is $0 at December 31, 2002.

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

The Company has a net operating loss carry forward as of its year end, December 31, 2002, of approximately $800,000 which may be applied against future taxable income, and which expires in the years 2012 and 2013 (See Note 6).


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

(h) Advertising Costs:

Advertising costs, which are included in selling expenses, are expensed as incurred. For the years ended December 31, 2002 and 2001 advertising costs, including promotion, aggregated $5,618 and $9,653, respectively.

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

(j) Earnings Per Share:

The Company utilizes Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("SFAS 128"), which changed the method for calculating earnings per share. SFAS 128 requires the presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding and for diluted earnings per share, also common equivalent shares outstanding. For 2001 and 2002, the impact of conversion of warrants would have been anti-dilutive and therefore were not considered in the calculation of diluted earnings per share.

The following average shares were used for the computation of basic and diluted earnings per share:

          Year  ended  December  31,          2002               2001
                                            -------            -------
          Basic                            8,711,308          6,673.359
          Diluted                          8,711,308          6,673,359

(k) Stock-Based Compensation:

Financial Accounting Standards Board Statement No. 123 "Accounting For Stock Based Compensation" ("SFAS 123") requires the Company to either record compensation expense or to provide additional disclosure with respect to stock awards and stock option grants made after December 31, 1994. The accompanying notes to financial statements include the disclosures required by SFAS No. 123. (See also - Recent Pronouncements - SFAS No. 148)

(l) Price Discounts and Other Sales Incentives:

Price discounts and other sales incentives given to customers are recorded as reductions of revenue in accordance with EITF 01-9.

(m) Reclassifications:

Certain items in the 2001 financial statements have been reclassified to conform with the current year's presentation.

(n) Recent Pronouncements:

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

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"), effective for fiscal years beginning after December 15, 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 as of January 1, 2003. The effect of the adoption of this statement was not material as the company continues to use the intrinsic value method allowed under SFAS 123.


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

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 6 - INCOME TAXES:

          The components of the provision for income taxes are as follows:

                                                   2002         2001
                                                 -------      -------
          Current:
             Federal                             $  --        $  --
             State                                  --           --
                                                 -------      -------
                                                    --           --
                                                 -------      -------
          Deferred:
             Federal                                --          2,000
             State                                  --          4,000
                                                 -------      -------
                                                    --          6,000
                                                 -------      -------
          Provision  for  income  taxes          $  --        $ 6,000
                                                 -------      -------

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

                                       2002          2001
                                     --------      --------
          Accounts  receivable      $  1,000      $  1,000
          Net  operating  losses     245,000       101,000
          Valuation  allowances     (246,000)     (102,000)
                                     --------      --------
                                    $    --       $    --
                                     --------      --------

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