Form 10QSB/A
period 2003-03-31
ICY SPLASH FOOD & BEVERAGE INC
filed 2004-04-14
CIK 1070906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


                                 Amendment No. 2


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

      There were 11,435,500 shares of the registrant's common stock outstanding as of April 25, 2003.

          Transitional Small Business Disclosure Format      Yes     No  X

                                  INDEX                                           Page

PART I      FINANCIAL INFORMATION                                                   2

ITEM 1.     FINANCIAL STATEMENTS                                                    2

      a)    Balance Sheets as of March 31, 2003 (unaudited) and December 31,
            2002                                                                    2

      b)    Statements of Operations for the three months ended March 31, 2003
            and 2002 (unaudited)                                                    3

      c)    Statements of Cash Flows for the three months ended March 31, 2003
            and 2002 (unaudited)                                                    4

      d)    Notes to Financial Statements (unaudited)                            5, 6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                                  7, 8

ITEM 3.     CONTROLS AND PROCEDURES
9

PART II     OTHER INFORMATION                                                       9

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                        9

      a)    EXHIBITS                                                                9

      b)    REPORTS ON FORM 8-K                                                     9

SIGNATURES                                                                         10

PART  I:    FINANCIAL INFORMATION

ITEM  1:    FINANCIAL STATEMENTS

ICY SPLASH FOOD AND BEVERAGE, INC.
BALANCE SHEETS

                          - ASSETS -

                                                                    March 31,   December 31,
                                                                      2003         2002
                                                                    ---------     ---------
                                                                     (Unaudited)
CURRENT ASSETS:
  Cash                                                              $   2,915     $  15,069
  Accounts receivable, net of allowance for doubtful accounts of
   $3,342 and $1,325 for March 31, 2003 and December 31, 2002,
   respectively                                                        64,977        11,368
  Inventory                                                            98,823        57,324
                                                                    ---------     ---------

TOTAL CURRENT ASSETS                                                  166,715        83,761
                                                                    ---------     ---------
FIXED ASSETS:
  Production equipment                                                  2,600         2,600
  Warehouse equipment                                                   5,000         5,000
  Office equipment                                                     15,301        14,749
                                                                    ---------     ---------
                                                                       22,901        22,349
  Less: accumulated depreciation                                       19,208        18,333
                                                                    ---------     ---------
                                                                        3,693         4,016
                                                                    ---------     ---------
                                                                    $ 170,408     $  87,777
                                                                    =========     =========

               - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)-

CURRENT LIABILITIES:
  Note  payable                                                     $  65,000     $  65,000
  Accounts payable                                                     89,017        47,642
  Accrued expenses and other current liabilities                        4,135         3,889
  Shareholder's loans                                                  91,213        59,297
  Related party loans                                                  37,285        37,285
  Income taxes payable                                                    115           456
                                                                    ---------     ---------

TOTAL CURRENT LIABILITIES                                             286,765       213,569
                                                                    ---------     ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000 shares authorized,
    zero shares issued and outstanding for 2003 and 2002                   --            --
  Common stock, $.001 par value, 50,000,000 shares authorized,
    11,435,500 shares issued and outstanding at
    March 31,2003 and December 31, 2002                                11,436        11,436
  Additional paid-in capital                                          854,488       854,488
  Accumulated deficit                                                (903,019)     (912,454)
  Unearned compensatory stock                                         (66,000)      (66,000)
  Stock subscription receivable                                       (13,262)      (13,262)
                                                                    ---------     ---------
                                                                     (116,357)     (125,792)
                                                                    ---------     ---------

                                                                    $ 170,408     $  87,777
                                                                    =========     =========

                       See notes to financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       Three Months Ended March 31,
                                           2003           2002
                                         ---------     ---------

NET SALES                                $ 200,602     $  81,733

COST OF SALES                              150,556        62,268
                                         ---------     ---------

GROSS PROFIT                                50,046        19,465
                                         ---------     ---------

OPERATING EXPENSES:
  Selling expenses                           3,921         1,808
  General and administrative expenses       35,684        31,238
                                         ---------     ---------
                                            39,605        33,046
                                         ---------     ---------

PROFIT (LOSS) FROM OPERATIONS               10,441       (13,581)

OTHER EXPENSES:
  Interest expense                          (1,006)       (1,031)
                                         ---------     ---------


INCOME (LOSS) BEFORE TAXES                   9,435       (14,612)

  Provision for income taxes                    --            --
                                         ---------     ---------

NET INCOME (LOSS)                        $   9,435     $ (14,612)
                                         =========     =========

PROFIT (LOSS) PER SHARE:

  Basic                                  $      --     $      --
                                         =========     =========
  Diluted                                $      --     $      --
                                         =========     =========


See notes to financial statements.

                           ICY SPLASH FOOD AND BEVERAGE, INC.
                                STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                               For the Three Months
                                                                  Ended March 31,
                                                                2003          2002
                                                              ---------     ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $   9,435     $ (14,612)
  Adjustments to reconcile net income (loss)
   to net cash used by operating activities:
    Depreciation                                                    875           750
    Provision for bad debts                                       2,017         4,753
    Stock issued for services                                        --       119,200
    Changes in assets and liabilities:
    (Increase) in accounts receivable                           (55,626)       (5,898)
    (Increase) decrease in inventories                          (41,499)       22,548
    Increase (decrease) in accounts payable                      41,375       (22,893)
    (Decrease) in accrued expenses
      and other current liabilities                                 (95)     (119,869)
                                                              ---------     ---------

      Net cash used by operating activities                     (43,518)      (16,021)
                                                              ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                      (552)           --
                                                              ---------     ---------
     Net cash (used in) investing
      activities                                                   (552)           --
                                                              ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from shareholder's loans                            51,019        39,885
    Repayments of shareholder's loans                           (19,103)      (26,601)
                                                              ---------     ---------
      Net cash provided by financing activities                  31,916        13,284
                                                              ---------     ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                     (12,154)       (2,737)


  Cash and cash equivalents, at beginning of year                15,069         3,968
                                                              ---------     ---------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                   $   2,915     $   1,231
                                                              =========     =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash during the period for:
    Income taxes paid                                         $     455     $     455
    Interest paid                                             $   1,006     $   1,031

SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

    840,000 shares of common stock issued as compensation
    for professional services rendered                        $      --     $ 119,200
    180,000 shares of common stock issued as compensation
    for professional services to be rendered                  $      --     $  54,000

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

      Certain items in the 2002 financial statements have been reclassified to conform with the current year's presentation.

NOTE 2 - GOING CONCERN:

      As shown in the accompanying financial statements, the Company has incurred a net operating profit of $9,435 for the three month period ending March 31, 2003 and has an accumulated deficit of $903,019 as of March 31, 2003 as well as negative working capital. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. Management is actively pursuing additional capital and has initiated new distribution agreements with established distributors of its products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

RESULTS OF OPERATIONS

      Net sales for Icy Splash Food & Beverage, Inc. (the "Company") increased 145.4%, from $81,733 in the three months ended March 31, 2002 to $200,602 in the three months ended March 31, 2003. The Company attributes $95,645.28 to sales of new product lines added to the local distribution. The new items can be classified as "winter" items or "year-round" items and help minimize seasonality in sales (since soft drinks sales peak in the summer). The Company continues to increase product line to avoid seasonality and increase sales. For the three months ended March 31, 2003 gross sales of Icy Splash (TM) Clear, Icy Splash
(TM) Second Generation and other manufacturers' products, before price discounts and other sales incentives, were 48.0%, 0% and 52.0%,respectively. Since the Company was not able to raise funds as it had planned, a change in marketing strategy was made temporarily terminating Second Generation sales. The Company plans to re-launch Second Generation at some date, presently undetermined, in the future. For the three months ended March 31, 2002 gross sales of Icy Splash
(TM) Clear, Icy Splash (TM)Second Generation and other manufacturers' products, before price discounts and other sales incentives, were 50.5%, 36.6% and 12.9%, respectively. The increase in sales and increase in sales mix for other manufacturers' products is a result of managements decision during the third quarter of 2002 to engage a number of selling/marketing entities to promote and distribute the Company's products and to increase the products available for distribution. During November 2002, two employees were hired to physically distribute products in the New York City area. The gross profit margin was 24.9% in the first quarter of 2003 versus 23.8% in the first quarter of 2002. Selling expenses were $3,921 in the first three months of 2003, compared with $1,808 in the first three months of 2002, 1.9% and 2.2% of sales, respectively.

      General and administrative expenses were $35,684 in the first three months of 2003, compared with $31,238 in the first three months of 2002, 16.2% and 34.1% of sales, respectively. Management has continued its efforts to keep administrative costs low until the Company raises additional capital. 7 Professional fees were $14,818 in the first three months of 2003, compared with $17,473 in the first three months of 2002, 6.7% and 19.1% of sales, respectively. Vehicle expenses were $3,599 in the first three months of 2003, compared with $309 in the first three months of 2002, 1.6% and 0.3% of sales, respectively. Payroll expenses were $5,198 in the first three months of 2003, compared with $0 in the first three months of 2002, 2.4% and 0% of sales, respectively. Both vehicle and payroll expenses are a reflection of management's decision to distribute a larger variety of products, with some local distribution. Additionally, management has started paying an administrative employee and an officer as cash from profitable operations is available.

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


Dated: April 14, 2004


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