Form 10QSB/A
period 2003-06-30
ICY SPLASH FOOD & BEVERAGE INC
filed 2004-04-14
CIK 1070906

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


                                 Amendment No. 1


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

                                          INDEX
PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      a)    Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002            3.

      b)    Statements of Operations for the three and six months ended June 30,
            2003 and 2002 (unaudited)                                                       4.

      c)    Statements of Cash Flows for the six months ended June 30, 2003 and
            2002 (unaudited)                                                                5.

      d)    Notes to Financial Statements (unaudited)                                    6. to 7.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS                                                                            8. to 9.

ITEM 3. CONTROLS AND PROCEDURES                                                             10.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                    11.

     a) EXHIBITS                                                                            11.

     b) REPORTS ON FORM 8-K                                                                 11.

SIGNATURES                                                                                  11.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                                 BALANCE SHEETS

                                   - ASSETS -
                                   (Unaudited)

                                                                  June 30, December 31,
                                                                    2003         2002
                                                                  ---------    ----------
CURRENT ASSETS:

  Cash                                                            $   6,974    $  15,069
  Accounts receivable, net of allowance for doubtful accounts of
   $5,831 and $1,325 for June 30, 2003 and December 31, 2002,
   respectively                                                     116,390       11,368
  Inventory                                                          86,516       57,324
                                                                  ---------    ---------

TOTAL CURRENT ASSETS                                                209,880       83,761
                                                                  ---------    ---------
FIXED ASSETS:
  Production equipment                                                2,600        2,600
  Warehouse equipment                                                 5,000        5,000
  Office equipment                                                   15,301       14,749
                                                                  ---------    ---------
                                                                     22,901       22,349
  Less: accumulated depreciation                                     20,083       18,333
                                                                  ---------    ---------
                                                                      2,818        4,016
                                                                  ---------    ---------
                                                                  $ 212,698    $  87,777
                                                                  =========    =========

               - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)-

CURRENT LIABILITIES:
  Note  payable                                                   $     --     $  65,000
  Accounts payable                                                   95,306       47,642
  Accrued expenses and other current liabilities                      9,406        3,889
  Shareholder's loans                                               193,592       59,297
  Related party loans                                                37,285       37,285
  Income taxes payable                                                  229          456
                                                                  ---------    ---------

TOTAL CURRENT LIABILITIES                                           335,818      213,569
                                                                  ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000 shares authorized,
    zero shares issued and outstanding for 2003 and 2002                --          --
  Common stock, $.001 par value, 50,000,000 shares authorized,
    11,435,500 shares issued and outstanding at
    June 30,2003 and December 31, 2002                                11,436      11,436
  Additional paid-in capital                                         854,488     854,488
  Accumulated deficit                                               (909,782)   (912,454)
  Unearned compensatory stock                                        (66,000)    (66,000)
  Stock subscription receivable                                      (13,262)    (13,262)
                                                                   ---------   ---------
                                                                    (123,120)   (125,792)
                                                                   ---------   ---------

                                                                   $ 212,698   $  87,777
                                                                   =========   =========


                       See notes to financial statements.


                                     Page 3.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three Months Ended      Six Months Ended
                                               June 30,               June 30,
                                        ---------------------  ---------------------
                                           2003       2002        2003       2002
                                        ----------  ---------  ----------  ---------
NET SALES                               $ 225,498   $182,416   $ 426,100   $264,149
COST OF SALES                             170,671    124,581     305,195    186,849
                                        ----------  ---------  ----------  ---------

GROSS PROFIT                               54,827     57,835     120,905     77,300
                                        ----------  ---------  ----------  ---------

OPERATING EXPENSES:
  Selling expenses                          6,247      6,730      10,168      8,257
  General and administrative expenses      54,323     46,237     106,039     77,755
                                        ----------  ---------  ----------  ---------
                                           60,570     52,967     116,207     86,012
                                        ----------  ---------  ----------  ---------
INCOME (LOSS) FROM OPERATIONS              (5,743)     4,868       4,698     (8,712)

OTHER EXPENSES:
Interest expense                           (1,020)    (1,072)     (2,026)    (2,103)
                                        ----------  ---------  ----------  ---------

INCOME (LOSS) BEFORE TAXES                 (6,763)     3,796       2,672    (10,815)

Provision for income taxes                      -          -           -          -
                                        ----------  ---------  ----------  ---------

NET INCOME (LOSS)                         $(6,763)  $  3,796   $   2,672   $(10,815)
                                        ==========  =========  ==========  =========

INCOME (LOSS) PER SHARE:
Basic                                   $       -   $      -   $       -   $      -
                                        ==========  =========  ==========  =========
Diluted                                 $       -   $      -   $       -   $      -
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

Certain reclassifications have been made in the June 30, 2002 financial statements to conform to the current fiscal year presentation.

NOTE  2  -  GOING  CONCERN:

     As shown in the accompanying financial statements, while the Company has a net operating profit of $2,672 for the six month period ending June 30, 2003, it has an accumulated deficit of $909,782 as of June 30, 2003 as well as negative working capital. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. Management is actively pursuing additional capital and has initiated new distribution agreements with established distributors of its products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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


                                     Page 6.

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

RESULTS  OF  OPERATIONS

     Net sales for Icy Splash Food & Beverage, Inc. (the "Company") increased 23.6%, from $182,416 in the three months ended June 30, 2002 to $225,498 in the three months ended June 30, 2003, and increased 61.3%, from $264,149 in the six months ended June 30, 2002 to $426,100 in the six months ended June 30, 2003. For the three months ended June 30, 2003 gross sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products, before price discounts and other sales incentives, were 44.1%, 0% and 55.9%, respectively. For the three months ended June 30, 2002 gross sales of Icy Splash
(TM) Clear, Icy Splash (TM)Second Generation and other manufacturers' products, before price discounts and other sales incentives, were 95.4%, 0% and 4.6%, respectively. For the six months ended June 30, 2003 gross sales of Icy Splash
(TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products, before price discounts and other sales incentives, were 46.0%, 0% and 54.0%, respectively. For the six months ended June 30, 2002 gross sales of Icy Splash
(TM) Clear, Icy Splash (TM)Second Generation and other manufacturers' products, before price discounts and other sales incentives, were 78.6%, 2.4% and 19.0%, respectively. The increase in sales and increase in sales mix for other manufacturers' products is a result of managements decision during the third quarter of 2002 to engage a number of selling/marketing entities to promote and distribute the Company's products and to increase the products available for distribution. During November 2002, two employees were hired to physically distribute products in the New York City area. Managements decision to suspend sales of Icy Splash Second Generation was due to the inability to raise funds to produce adequate quantities of the lower margin product. The Company plans to re-launch the second generation in the future. The increase of other manufacturers' products of $129,621 for the three months ended June 30, 2003 versus the same three month period last year and $197,224 for the six months ended June 30, 2003 versus the same six month period last year is predominately due to new product lines added to local distribution. The new items are less seasonal than soft drinks and should help to lessen the effect of seasonal sales.


                                     Page 8.

     The gross profit margin was 24.3% in the second quarter of 2003 versus 31.7% in the second quarter of 2002, and 28.4% in the first six months of 2003 versus 29.3% in the first six months of 2002.

     Selling expenses were $6,247 in the second quarter of 2003, compared with $6,730 in the second quarter of 2002, 2.8% and 3.7% of sales, respectively, and $10,168 in the first six months of 2003, compared with $8,257 in the first six months of 2002, 2.4% and 3.13% of sales, respectively.

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


                                     Page 9.

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


                                    Page 10.

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




31.1  Certification by Chief Executive Officer pursuant to Sarbanes-Oxley
      Section 302.

31.2  Certification by Chief Financial Officer pursuant to Sarbanes-Oxley
      Section 302.

32.1  Certification by Chief Executive Officer pursuant to 18 U.S. C. Section
      1350.

32.2  Certification by Chief Financial Officer pursuant to 18 U.S. C. Section
      1350.


----------------
(1) Previously filed as an exhibit to our registration statement on Form 10-SB, which was filed on May 21, 1999, and incorporated herein by reference

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


                                    Page 11.