Form 10QSB/A
period 2003-09-30
ICY SPLASH FOOD & BEVERAGE INC
filed 2004-04-14
CIK 1070906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

PART  I:  FINANCIAL  INFORMATION
ITEM  1:  FINANCIAL  STATEMENTS


                       ICY SPLASH FOOD AND BEVERAGE, INC.
                                 BALANCE SHEETS

                                   - ASSETS -
                                                                       September 30,    December 31,
                                                                            2003            2002
                                                                         ---------       ---------
                                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                                   $  12,664       $  15,069
  Accounts receivable, net of allowance for doubtful accounts of
   $6,970 and $1,325 for September 30, 2003 and December 31, 2002,
   respectively                                                             49,970          11,368
  Inventory                                                                113,421          57,324
                                                                         ---------       ---------

TOTAL CURRENT ASSETS                                                       176,055          83,761
                                                                         ---------       ---------
FIXED ASSETS:
  Production equipment                                                       2,600           2,600
  Warehouse equipment                                                        8,500           5,000
  Office equipment                                                          15,301          14,749
                                                                         ---------       ---------
                                                                            26,401          22,349
  Less: accumulated depreciation                                            21,013          18,333
                                                                         ---------       ---------
                                                                             5,388           4,016
                                                                         ---------       ---------
                                                                         $ 181,443       $  87,777
                                                                         =========       =========

               - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)-

CURRENT LIABILITIES:
  Note  payable                                                          $     --        $  65,000
  Accounts payable                                                          71,706          47,642
  Accrued expenses and other current liabilities                            12,165           3,889
  Shareholder's loans                                                      189,547          59,297
  Related party loans                                                       37,285          37,285
  Income taxes payable                                                         342             456
                                                                         ---------       ---------

TOTAL CURRENT LIABILITIES                                                  311,045         213,569
                                                                         ---------       ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000 shares authorized,
    zero shares issued and outstanding for 2003 and 2002                       --             --
  Common stock, $.001 par value, 50,000,000 shares authorized,
    11,435,500 shares issued and outstanding at
    September 30,2003 and December 31, 2002                                  11,436         11,436
  Additional paid-in capital                                                858,758        854,488
  Accumulated deficit                                                      (923,634)      (912,454)
  Unearned compensatory stock                                               (66,000)       (66,000)
  Stock subscription receivable                                             (10,162)       (13,262)
                                                                          ---------      ---------
                                                                           (129,602)      (125,792)
                                                                          ---------      ---------

                                                                          $ 181,443      $  87,777
                                                                          =========      ========

                       See notes to financial statements.
                                     Page 3.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three Months Ended      Nine Months Ended
                                             September 30,          September 30,
                                        ---------------------  ---------------------
                                            2003       2002        2003       2002
                                        ----------  ---------  ----------  ---------
NET SALES                               $  111,022  $  74,198  $  537,123  $ 338,347
COST OF SALES                               82,152     55,844     387,347    242,693
                                        ----------  ---------  ----------  ---------

GROSS PROFIT                                28,870     18,354     149,776     95,654
                                        ----------  ---------  ----------  ---------

OPERATING EXPENSES:
  Selling expenses                          19,875     15,336      60,652     33,078
  General and administrative expenses       22,722    349,140      98,153    417,410
                                        ----------  ---------  ----------  ---------
                                            42,597    364,476     158,805    450,488
                                        ----------  ---------  ----------  ---------
LOSS FROM OPERATIONS                       (13,727)  (346,122)     (9,029)  (354,834)

OTHER EXPENSES:
Interest expense                              (125)    (1,056)     (2,151)    (3,159)
                                        ----------  ---------  ----------  ---------

LOSS BEFORE TAXES                          (13,852)  (347,178)    (11,180)  (357,993)

Provision for income taxes                      -          -           -          -
                                        ----------  ---------  ----------  ---------

NET LOSS                                $  (13,852) $(347,178) $  (11,180) $(357,993)
                                        ==========  =========  ==========  =========

LOSS PER SHARE:
Basic                                   $       -   $   (0.04) $       -   $   (0.05)
                                        ==========  =========  ==========  =========
Diluted                                 $       -   $   (0.04) $       -   $   (0.05)
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

NOTE 2 - GOING CONCERN:

     As shown in the accompanying financial statements, the Company has a net operating loss of $11,180 for the nine month period ending September 30, 2003 and has an accumulated deficit of $923,634 as of September 30, 2003 as well as negative working capital. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. Management is actively pursuing additional capital and has initiated new distribution agreements with established distributors of its products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

RESULTS  OF  OPERATIONS

Net sales for Icy Splash Food & Beverage, Inc. (the "Company") increased 49.6%, from $74.198 in the three months ended September 30, 2002 to $111,022 in the three months ended September 30, 2003, and 58.8%, from $338,347 in the nine months ended September 30, 2002 to $537,123 in the nine months ended September 30, 2003. For the three months ended September 30, 2003 gross sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products, before price discounts and other sales incentives, were 60.8%, 0.0% and 39.2%, respectively. For the three months ended September 30, 2002 gross sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products, before price discounts and other sales incentives, were 85.1%, 0.0% and 14.9%, respectively. For the nine months ended September 30, 2003 gross sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products, before price discounts and other sales incentives, were 48.9%, 0.0% and 51.1%, respectively. For the nine months ended September 30, 2002 gross sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products, before price discounts and other sales incentives, were 82.4%, 8.8% and 8.8%, respectively. The increase in sales and increase in sales mix for other manufacturers' products is a result of managements decision during the third quarter of 2002 to engage a number of selling/marketing entities to promote and distribute the Company's products and to increase the products available for distribution. During November 2002, two employees were hired to physically distribute products in the New York City area. Managements decision to suspend sales of Icy Splash Second Generation was due to the inability to raise funds to produce adequate quantities of the lower margin product. The Company plans to re-launch the second generation in the future. The increase of other manufacturers' products of $32,350 for the three months ended September 30, 2003 versus the same three month period last year and $264,985 for the nine months ended September 30, 2003 versus the same nine month period last year is predominately due to new product lines added to local distribution. The new items are less seasonal than soft drinks and should help to lessen the effect of seasonal sales.


                                     Page 8.

The gross profit margin increased to 26.0% in the third quarter of 2003 from 24.7% in the third quarter of 2002 and decreased to 27.9% in the first nine months of 2003 from 28.3% in the first nine months of 2002. The decrease was caused predominately by the increase in sales mix for other manufacturer's products, which have a lower profit margin.

Selling expenses were $19,875 for the third quarter of 2003, compared with $15,336 for the third quarter of 2002, 17.9% and 20.7% of sales, respectively, and $60,652 in the first nine months of 2003, compared with $33,078 in the first nine months of 2002, 11.3% and 9.8% of sales, respectively.

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


                                     Page 9.

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


-----------------

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