Form 10KSB
period 2003-12-31
ICY SPLASH FOOD & BEVERAGE INC
filed 2004-04-14
CIK 1070906

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                        COMMISSION FILE NUMBER: 0-26155

                        ICY SPLASH FOOD & BEVERAGE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    NEW YORK                                   11-3329510
 ----------------------------------------------         -----------------------
 (STATE OR OTHER JURISDICTION OF INCORPORATION)         (IRS EMPLOYER
                                                         IDENTIFICATION NUMBER)

      535 WORTMAN AVENUE, BROOKLYN, NY                          11208
  ------------------------------------------                 -----------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (718) 272-2765

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                      TITLE OF EACH CLASS REGISTERED: NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                         COMMON STOCK, PAR VALUE $0.001
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State the registrant's revenues for its most recent fiscal year:
$683,108

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant is approximately $696,160 as of April 10, 2004.

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date: 11,430,600 shares of the registrant's common stock were issued and outstanding as of April 15, 2004.


     DOCUMENTS  INCORPORATED  BY  REFERENCE

     None

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [_] No [X]

                               TABLE OF CONTENTS

                                                                           Page
PART  I

Item  1.   Description  of  Business                                        1
Item  2.   Description  of  Property                                        6
Item  3.   Legal  Proceedings                                               6
Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders      6

PART  II

Item  5.   Market  for  Common  Equity  and  Related  Stockholder  Matters  7
Item  6.   Management's  Discussion and Analysis or Plan of Operation       7
Item  7.   Financial  Statements                                            9
Item  8.   Changes  In  and  Disagreements  With  Accountants  on
           Accounting and  Financial  Disclosure                            9
Item 8A.   Controls and Procedures                                          9

PART  III

Item  9.   Directors, Executive Officers, Promoters and Control Persons     9
Item  10.  Executive  Compensation                                         10
Item  11.  Security Ownership of Certain Beneficial Owners and Management  11
Item  12.  Certain  Relationships  and  Related  Transactions              12
Item  13.  Exhibits  and  Reports  on  Form  8-K                           12
Item  14.  Principal Accountant Fees and Services                          13

Signatures                                                                 13







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


                          ----------------------------



      In this Annual Report, "Icy Splash," "the Company," "we," "us," and "our" each refers to Icy Splash Food & Beverage, Inc.

                                     PART I

Item 1.  Description  of  Business.

      Icy Splash is a producer and distributor of the brand name "Icy Splash" soft drinks, a line of carbonated beverages. We market and distribute two lines of soft drinks: (1) Icy Splash (TM) Clear, a naturally fruit-flavored, clear, carbonated soda; and (2) Icy Splash - Second Generation, a colored, fruit-flavored and cola, carbonated soda. The product line is offered to supermarket chains, grocery stores and convenience stores primarily in the New York, New Jersey and Connecticut area.

      Icy Splash has recently developed it's local distribution division. The Company sells other manufacturer's products, as well as Icy Splash clear to a local customer base and offers direct delivery to stores. This system helps management have a "hands-on" experience with the customers and the products at store level.

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

      We initially created Icy Splash Clear in order to focus on the clear carbonated beverage industry rather than competing with the larger beverage corporations who offer a more extensive line of soft drinks. Also, we have marketed Icy Splash as a leader of "new age" and water beverages in order to distanced ourselves from the more competitive leading soda brand names. Icy Splash (TM) Clear is strategically placed with bottled water and other alternative beverages on supermarket shelves to identify with the fast-growing alternative beverage market segment. The Company packages and distributes Icy Splash (TM) Clear in 24-packs of plastic 20 oz. bottles, although customers of retailers can purchase one bottle at a time.

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

      In 2002, gross revenues from Icy Splash - Clear, Icy Splash (TM) Second Generation and other products, before price discounts and other sales incentives, were $352,529 (77.2%), $33,488 (7.3%) and $70,709 (15.5%), respectively. In 2003, gross revenues from Icy Splash - Clear, Icy Splash (TM) Second Generation and other products, before price discounts and other sales incentives, were $318,017 (43.3%), $0 (0%) and $416,447 (56.7%), respectively.
Historically, our other products sold included C & C beverages. Beginning in 2002 we became the distributor or exclusive distributor in the New York City area for some food products targeted for the same retail customer base as Icy Splash - Clear products. The food products include tea bags, instant soup and gourmet olives.

      In 2004, Icy Splash expanded its product line to include Health & Beauty Aids (HBA). Since the Company has expanded into local distribution, adding HBA to its product line was a natural development because of customer demand. The Company has been purchasing small quantities of HBA products from various manufacturers and plans to focus its distribution on a couple of lines and increase purchase quantities and buying power. HBA products are essential to the Company's customer base and helps increase sales in general but also the size of individual customer orders.

Distribution of Icy Splash Products and Dependence on Major Customers

      The primary distributors of our products are Haddon House, Millbrook Distribution Services and Community Distributors. The product lines are distributed primarily to supermarket chains, and, to a lesser extent, to grocery stores, dollar stores and convenience stores in the New York, New Jersey and Connecticut area.

      For the year ended December 31, 2003, sales to one customer (Haddon House) exceeded 10% of the Company's total sales. The net sales to this customer were $152,621. The corresponding accounts receivable from this customer was $7,572.

      Beginning in 2002, new food products were distributed mainly through our local distribution operation with outsourced delivery and distribution services. Throughout 2003 the company's local distribution division has grown in sales from $60,342 in 2002 to $393,623 in 2003. The number of product lines increased from 5 lines in 2002 to 12 lines in 2003 and the number of independent sales people grew from 2 in 2002 to 7 in 2003.

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

      We cannot predict the impact of possible changes that may be required in response to future legislation, rules or inquires made from time to time by governmental agencies. Food and Drug Administration regulations may, in certain circumstances, affect the ability of the Company, as well as others in the industry, to develop and market new products. However, we do not presently believe that existing applicable legislative and administrative rules and regulations will have a significant impact on operations. We believe that we are in compliance with such laws. In all of our markets, we offer our bottled products in returnable containers in compliance with applicable recycling laws. Also, in compliance with applicable recycling laws, we employ the services of various recycling companies to recycle our used bottles. The cost to the Company of these recycling services were $2,650 in 2003 and $1,504 in 2002. Compliance with, or any violation of, current and future laws or regulations could require material expenditures by us or otherwise have a material adverse effect on our business.

      We require all vendors of other manufacturers products to include Icy Splash as additionally insured on their product liability insurance policies and provide us with insurance certificates.

Trademarks

      The Company has a registered trademark, "Icy Splash", with the United States Patent and Trademark Office (Reg. No. 2,338,880). We attempt to avoid infringing patents of others by monitoring on a regular basis patents issued with respect to food processing equipment. Additionally, there is no assurance that we will be able to prevent competitors from using the same or similar marks, products or appearances of our products (See Note 10 to "Notes to Financial Statements").

Employees

      The Company presently has four employees, Joseph Aslan, the Company's President, Yifat Aslan, who conducts all of the operations of the Company, a Company sales manager, and a sales manager for Brooklyn and Bronx. The Company's sales force consists of 7 independent sales people. Charles Tokarz, the Company's Chief Financial Officer and Treasurer, primarily provides systems consulting, staff training and assistance in the preparation of our financial statements and disclosure required under the Securities Exchange Act of 1934. Mr. Tokarz serves as an independent contractor of the Company pursuant to his consulting agreement. See "Certain Relationships and Related Transactions."

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

WE HAVE HAD LOSSES AND SUCH LOSSES MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

      We had net loss of $40,648 for the year ended December 31, 2003 and a net loss of $522,190 for the fiscal year ended December 31, 2002. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

      We will require additional funds to sustain and expand our sales and marketing activities. We anticipate that we will require up to approximately $1,000,000 to fund our continued operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

THE SEASONAL NATURE OF OUR BUSINESS MAKES MANAGEMENT MORE DIFFICULT, SEVERELY REDUCES CASH FLOW AND LIQUIDITY DURING PARTS OF THE YEAR AND COULD FORCE US TO CURTAIL OPERATIONS

      Our business is seasonal. Our greatest volume of shipments and sales occur during the spring and summer months, which coincides with our second and third fiscal quarters. Our cash flow is strongest in the third and fourth fiscal quarters. Cool or wet whether during the spring or summer months could result in decreased sales of our products and could have an adverse effect on our financial position. We are likely to experience periods of negative cash flow throughout each year and a drop-off in business commencing each December, which could force us to curtail operations if adequate liquidity is not available. We cannot assure you that the effects of such seasonality will diminish in the future.


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

OUR PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS OWN A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT.

      Our officers and directors, in the aggregate, beneficially own approximately 70.3% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

o     election of our board of directors;

o     removal of any of our directors;

o     amendment of our certificate of incorporation or bylaws; and

o adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

      As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

      Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

      The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

o that a broker or dealer approve a person's account for transactions in penny stocks; and

o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

o obtain financial information and investment experience objectives of the person; and

o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

      The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

o sets forth the basis on which the broker or dealer made the suitability determination; and

o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

      Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 2.  Description of Property.

     The Company utilizes 1200 square feet of office space (including the use of conference rooms and other common areas) at 535 Wortman Avenue, Brooklyn, New York 11208. The space is subletted from Aslanco, Inc., a corporation owned by Joseph Aslan, an executive officer and director of the Company. For the use of such premises, the Company pays a monthly rent of $400 to Aslanco, Inc. There is no written lease and the Company is considered to be a month-to-month tenant.

Item 3.  Legal Proceedings.

      On March 19, 1997, the Company filed suit against Icy Splash, Inc., a predecessor of the Company, and a former shareholder of Icy Splash, Inc. This case was concluded in the Supreme Court, Kings County. On March 5, 2003, the Kings County Supreme Court entered a permanent injunction against the defendants enjoining it from utilizing or misappropriating the Company's intellectual property including the Company's trademark "Icy Splash" or from misappropriating converting or interfering with the Company's mail, receivables, or other assets.

      From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of 2003.

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

                                                HIGH         LOW
                                               -------      ------
YEAR  ENDED  DECEMBER  31,  2003

First Quarter                                  $0.51         $0.15
Second  Quarter                                $0.51         $0.24
Third  Quarter                                 $1.10         $0.29
Fourth  Quarter                                $0.85         $0.36

SECURITY  HOLDERS

      At March 31, 2004 there were 11,430,600 shares our common stock outstanding which were held by approximately 36 stockholders of record.

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

      None.


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

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared based on the application of accounting principles generally accepted in the United States of America. These accounting principles require us to exercise significant judgment about future events that affect the amounts reported throughout our financial statements. Actual events could unfold quite differently than our previous judgments had predicted. Therefore the estimates and assumptions inherent in the financial statements included in this report could be materially different once those actual events are known. We believe the following policies may involve a higher degree of judgment and complexity in their application and represent critical accounting policies used in the preparation of our financial statements. If different assumptions or estimates were used, our financial statements could be materially different from those included in this report.

Revenue Recognition:
--------------------

The Company recognizes operating revenue at the point of passage of title, which is generally upon shipment of goods to customers.

Price Discounts and Other Sales Incentives:
-------------------------------------------

Price discounts and other sales incentives given to customers are recorded as reductions of revenue in accordance with EITF 01-9.

Inventories:
------------

Inventories are stated at the lower of cost or market (first-in first-out method) and consist mainly of raw materials.

Earnings Per Share:
-------------------

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

Income Taxes:
-------------

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

      Net sales for the Company increased by 70.6%, from $400,508 in 2002 to $683,108 in 2003. For the year ended December 31, 2003 gross sales of Icy Splash
(TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products, before price discounts and other sales incentives, were 43.3%, 0% and 56.7%, respectively. For the year ended December 31, 2002 gross sales of Icy Splash
(TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products, before price discounts and other sales incentives, were 77.2%, 7.3% and 15.5%, respectively. The increase in sales and increase in sales mix for other manufacturers' products is a result of managements decision during the third quarter of 2002 to engage a number of selling/marketing entities to promote and distribute the Company's products and to increase the products available for distribution. During November 2002, two employees were hired to physically distribute products in the New York City area. Management's decision to suspend sales of Icy Splash Second Generation was due to the inability to raise funds to produce adequate quantities of the lower margin product. The Company plans to re-launch the second generation in the future. The increase of other manufacturers' products of $345,738 for 2003 versus last year is predominately due to new product lines added to local distribution. The new items are less seasonal than soft drinks and should help to lessen the effect of seasonal sales.

  The Company's gross profit margin increased to 25.9% for the fiscal year ended December 31, 2003 from a gross loss of (3.5%) for the fiscal year ended December 31, 2002. The increase in profit margin was primarily caused by a write-off of $106,310 of bottle labels and $20,053 worth of expired Second Generation syrup during 2002. There have been no sales of Icy Splash(TM) Second Generation since the first quarter of 2002 because the Company was unable to raise financing required to follow through on its marketing strategy and was forced to adjust to market conditions. The Company plans to re-launch Icy Splash(TM) Second Generation at a date not yet determined. At that time, the bottle labels, which are in the possession of the Company with a book value of $0, will be used in the production process with no associated income statement expenses.

      Selling expenses were $91,022 for the year ended 2003, compared with $59,272 for the year ended 2002, 13.3% and 14.8% of sales, respectively. The increase in selling expenses is due to the costs associated with Company's starting its own distribution activities in the New York City area.

      General and administrative expenses were $124,651 for the year ended 2003, compared with $444,741 for the year ended December 31, 2002, 18.2% and 111.0% of sales, respectively. The significant decrease was largely due to professional fees, which were $40,042 in 2003, compared with $386,314 in 2002, 5.9% and 96.5%
of sales, respectively. The decrease in professional fees was due to the issuance of 2,000,000 shares of common stock in 2002 to a related party corporation owned by one of the Corporation's shareholders as compensation for consulting, marketing, distribution and production development assistance services rendered, while no such issuances were done during 2003. During 2002, the Company compensated consultants and employees with $334,000 of stock, which was recorded as professional fees. During 2002, 2,730,000 shares were issued for services rendered currently or to be rendered. 430,000 shares were being held by the Company at December 31, 2003 pending successful completion of contracted services. The 2,730,000 shares were issued for $400,000, the market price at the date of issuance. The $334,000 stock compensation expense for 2002 is $400,000 less $66,000, the value of the 430,000 shares held for completion of services. The 430,000 shares are classified as "Unearned compensatory stock" in the equity section of the balance sheet. The shares issued during 2002 are stated in the supplementary disclosure of the Statement of Cash Flows as $453,200 composed of $119,000 and $334,000 as described above. Bad debt expense was $7,155 for the 2003 fiscal year versus $9,105 for the 2002 fiscal year, 1.0% and 2.3% of sales, respectively.

      There was a loss from operations for 2003 of $38,489, compared with a loss of $518,014 for 2002, with an operating loss percentage of 5.6% for 2003 and 129.3% for 2002. Net loss and net loss as a percent of sales for 2003 were $40,648 and 6.0%, compared to $522,190 and 130.0% for 2002.

      Interest expense decreased from $4,176 to $2,159 for 2003 versus 2002. During 2003, the Company paid off a $65,000 note payable to a bank.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital decreased $12,490 from $15,069 in December 31, 2002 to $2,688 at December 31, 2003.

      Net cash flow used by operating activities was $72,221 and $37,545 for 2003 and 2002, respectively.

      The Company purchased $552 of fixed assets during 2003 and $2,600 during 2002.

      During 2003, the Company borrowed $201,852 from shareholders and paid back $67,384 and repaid $37,286 due to a related party. Also, a note payable to a bank for $65,000 was repaid. During 2003 the Company received $28,210 from a subscription receivable for common stock. 8 While the Company has no material capital commitments, we have experienced losses and except for the sale of common stock and net loans from a shareholder have negative cash flow for the year ended December 31, 2003. There is no assurance that we will be able to generate enough funds from either operations or equity/debt financing to sustain the Company in the future.

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

      We are not aware of any material trend, event or capital commitment which would potentially adversely affect liquidity. In the event a material trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from possible future equity sales.

Item 7.  Financial Statements.

      Our Financial Statements are filed herewith immediately following the signature page.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

      As of December 31, 2003, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

      There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.



                                    PART III

Item  9.  Directors,  Executive  Officers,  Promoters  and  Control  Persons;
          Compliance  with  Section  16(a)  of  the  Exchange  Act.

      The following table sets forth the officers and directors of Icy Splash as of April 10, 2004, the date of this Report:

Name                 Age         Position
----------------    -----        ------------------------------------------
Joseph  Aslan        49          President  and  Director

Charles  Tokarz      57          Chief  Financial  Officer,  Treasurer  and
                                 Director

Sy  Aslan            60          Director

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2003, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2003, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 10.  Executive Compensation.



The following table sets forth certain compensation paid or accrued by us to certain of our executive officers during fiscal years ended 2003, 2002 and 2001. Summary Compensation Table

                                                                          Other
                                                           Annual      Restricted     Options       LTIP
  Name & Principal                Salary       Bonus       Compen-        Stock         SARs       Payouts      All Other
      Position          Year        ($)         ($)      sation ($)    Awards ($)      (#)(1)        ($)      Compensation
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------
Joseph Aslan,              2003      3,203           0            0            0            0             0             0
CEO                        2002          0           0            0            0            0             0             0
                           2001          0           0            0            0            0             0             0
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------

The Company does not have long term compensation or other compensation plans.

Director Compensation

      For the fiscal year ended December 31, 2003, the Company's directors have not been compensated for their services as directors.

Employment Agreements

      None.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of April 10, 2004, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) all executive officers and directors of the Company as a group.

                                  Number  of  Shares     Percentage  of  Common
                                     Beneficially         Equity  Beneficially
Name  of  Beneficial  Owner(1)          Owned                   Owned(2)
--------------------------------  -------------------    -----------------------

Joseph Aslan(3)                     7,640,000(3)(6)               66.8%

Charles Tokarz(4)                     100,000                      *

Sy Aslan(5)                           300,000                     2.6%

All officers and directors
as a group (3 persons)              8,040,000                    70.3%

----------------
* Represents less than 1%.

(1) To our knowledge, except as set forth in the footnotes to this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the business address of each of the directors and executive officers in this table is as follows: Icy Splash Food & Beverage, Inc., 535 Wortman Avenue, Brooklyn, NY 11208.

(2) Percentage beneficially owned is based upon 11,430,600 shares of common stock issued and outstanding as of April 15, 2004.

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

      During September 1999, the Company initiated sales of product to a Distributor, Aslanco, Inc., which is owned by one of the Company's shareholders. For the year ended December 31, 2003, approximate sales to this distributor and accounts receivable were $55 and $0, respectively. For the year ended December 31, 2002, approximate sales to this distributor and accounts receivable were $34,420 and $0, respectively. For the year ended December 31, 2001, approximate sales to this distributor and accounts receivable were $45,423 and $25,836, respectively.

      At December 31, 2003 the Company owed Joe Aslan, one of its shareholders, $193,765. The loan which is unsecured and non-interest bearing is payable upon demand.

      The Company currently occupies approximately 1200 square feet of office space subletted from Aslanco, Inc., a corporation wholly owned by Joseph Aslan, an executive officer and director of the Company. See "Description of Property." Rent of $400 per month has been paid since January 1, 2000.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

EXHIBIT  NO.        DESCRIPTION
3.1          Certificate  of  Incorporation  of  Icy  Splash*
3.2          By-Laws  of  Icy  Splash*
4.1          Specimen  Common  Stock  certificate  of  Icy  Splash*
10.1         Agreement  between  the  Company  and  Pinnacle  Capital,  LLC.*
10.2         Consulting  Agreement  between  Charles  Tokarz  and  Icy  Splash, dated  March  19,  1998*

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

(b) Reports on Form 8-K

      Icy Splash did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2003.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2003, we were billed approximately $15,000 for professional services rendered for the audit of our financial statements. We also were billed approximately $9,000 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003.

Tax Fees

For the Company's fiscal year ended December 31, 2003, we were billed approximately $3,000 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2003.


                                   SIGNATURES

      In accordance with section 13 or 15(d) of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2004.

ICY SPLASH FOOD & BEVERAGE, INC.



By:  /s/  Joseph  Aslan
     -----------------------
     Joseph  Aslan,  President  and  Director


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                Title                          Date
---------------------    --------------------------     ---------------
/s/  Joseph  Aslan       President  and  Director       April 14,  2004
---------------------
    Joseph  Aslan

/s/  Charles  Tokarz     Chief  Financial  Officer,     April 14,  2004
---------------------      Treasurer  and  Director
     Charles  Tokarz

/s/  Sy  Aslan           Director                       April 14,  2004
---------------------
     Sy  Aslan

                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors  and  Shareholders
Icy  Splash  Food  and  Beverage,  Inc.
Brooklyn,  New  York

We have audited the accompanying balance sheets of Icy Splash Food and Beverage, Inc. as of December 31, 2003 and 2002, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Icy Splash Food and Beverage, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

                                             /s/  LAZAR  LEVINE  &  FELIX  LLP
                                             -----------------------------------
                                                  LAZAR  LEVINE  &  FELIX  LLP

New  York,  New  York
March 23, 2004

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002

              - ASSETS -

                                                        2003           2002
                                                     ---------      ---------
CURRENT ASSETS:


     Cash                                           $   2,688       $ 15,069
     Accounts receivable, net of allowance for
        doubtful accounts of $8,479 for 2003
        and $1,325 for 2002 (Notes 7 and 9)            38,784         11,368
     Inventory (Note 3d)                              107,539         57,324
                                                    ---------      ---------
TOTAL CURRENT ASSETS                                  149,011         83,761
                                                    ---------      ---------
FIXED ASSETS (Note 3c):
     Production equipment                               2,600          2,600
     Warehouse equipment                                5,000          5,000
     Office equipment                                  15,301         14,749
                                                    ---------      ---------
                                                       22,901         22,349
     Less: accumulated depreciation                    21,833         18,333
                                                    ---------      ---------
                                                        1,068          4,016
                                                    ---------      ---------
Other assets                                            3,000           --
                                                    ---------      ---------
                                                    $ 153,079      $  87,777
                                                    =========      =========

  - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Note payable (Note 4)                          $    --        $  65,000
     Accounts payable                                  93,535         47,642
     Accrued expenses and other current
      liabilities                                       3,552          3,889
     Shareholders' loans  (Note 5)                    193,765         59,297
     Related party loans  (Note 7a)                      --           37,285
     Income taxes payable (Notes 3e and 6)                457            456
                                                    ---------      ---------
TOTAL CURRENT LIABILITIES                             291,309        213,569
                                                    ---------      ---------
COMMITMENTS AND CONTINGENCIES
  (Notes 2,7,9 and 10)


SHAREHOLDERS' EQUITY (DEFICIT) (Notes 7 and 8):
     Preferred stock, $.001 par value,
      1,000,000 shares authorized, zero shares
      issued and outstanding for 2002 and 2001            --             --
     Common stock, $.001 par value, 50,000,000
      shares authorized, 11,430,600 and
      11,435,500 shares issued and outstanding
      for 2002 and 2001, respectively                  11,431         11,436
     Additional paid-in capital                       869,441        854,488
     Accumulated deficit                             (953,102)      (912,454)
     Unearned compensatory stock                      (66,000)       (66,000)
     Stock subscription receivable                       --          (13,262)
                                                    ---------      ---------
                                                     (138,230)      (125,792)
                                                    ---------      ---------
                                                    $ 153,079      $  87,777
                                                    =========      =========

   The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                    2003           2002
                                                 ---------      ---------

NET SALES (Notes 3i,3l, 7 and 9)                 $ 683,108      $ 400,508
                                                 ---------      ---------

COST OF GOODS SOLD:
     Inventory - beginning of year                  57,324        173,845
     Purchases                                     556,139        297,988
                                                 ---------      ---------

                                                   613,463        471,833
     Inventory - end of year                       107,539         57,324
                                                 ---------      ---------

TOTAL COST OF GOODS SOLD                           505,924        414,509
                                                 ---------      ---------

GROSS PROFIT (LOSS)                                177,184        (14,001)
                                                 ---------      ---------

OPERATING EXPENSES:
     Selling expenses                               91,022         59,272
     General and administrative expenses           124,651        444,741
                                                 ---------      ---------
                                                   215,673        504,013
                                                 ---------      ---------

(L0SS) FROM OPERATIONS                             (38,489)      (518,014)

OTHER INCOME (EXPENSES):
     Interest expense                               (2,159)        (4,176)
                                                 ---------      ---------

(LOSS) BEFORE TAXES                                (40,648)      (522,190)

     Provision for income taxes
     (Notes 3e and 6)                                 --             --
                                                 ---------      ---------

NET (LOSS)                                       $ (40,648)     $(522,190)
                                                 =========      =========

(LOSS) PER SHARE (Note 3j):

     Basic and diluted                           $    --        $    (.06)
                                                 =========      =========





   The accompanying notes are an integral part of these financial statements

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                  Common  Stock             Additional                                     Stock
                             -----------------------         Paid-in      Accumulated     Unearned      Subscription
                               Shares          Amount        Capital        Deficit     Compensation     Receivable       Total
                             ---------       ---------      ---------      ---------    ------------    ------------    ---------
BALANCE,
DECEMBER 31, 2001            6,865,500          6,866        409,696       (390,264)          --         (143,100)      (116,802)

Issuance of
common stock (Note 8)        4,570,000          4,570        574,630           --             --             --          579,200

Stock subscription
write-down (Note 8)               --             --         (129,838)          --             --          129,838           --

Stock issued and
to be earned as
compensation (Note 8)             --             --             --             --          (66,000)          --          (66,000)

Net loss,
December 31, 2002                 --             --             --         (522,190)          --             --         (522,190)
                           -----------    -----------    -----------    -----------    -----------    -----------    -----------

BALANCE,
DECEMBER 31, 2002           11,435,500         11,436        854,488       (912,454)       (66,000)       (13,262)      (125,792)
                           -----------    -----------    -----------    -----------    -----------    -----------    -----------


Stock cancelled (Note 8)        (4,900)            (5)             5           --             --             --             --

Payment of stock
subscription receivable           --             --           14,948           --             --           13,262         28,210


Net loss,
December 31, 2003                 --             --             --          (40,648)          --             --          (40,648)
                           -----------    -----------    -----------    -----------    -----------    -----------    -----------


BALANCE,
DECEMBER 31, 2003           11,430,600    $    11,431    $   869,441    $  (953,102)   $   (66,000)   $      --      $  (138,230)
                           ===========    ===========    ===========    ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

INCREASE  (DECREASE)  IN  CASH  AND  CASH  EQUIVALENTS:

                                                    2003         2002
                                                 ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                  $ (40,648)   $(522,190)
     Adjustments to reconcile net (loss)
      to net cash (used in)
      operating activities:
       Depreciation                                  3,500        2,950
       Provision for bad debts                       7,155        9,105
       Stock issued for services                      --        453,200
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable  (34,570)      20,429
       (Increase) decrease in inventories          (50,215)     116,521
       Decrease in prepaid expenses                   --          3,369
       Increase in other assets                     (3,000)        --
       Increase (decrease) in accounts payable      45,894       (4,041)
       (Decrease) in accrued expenses
        and other current liabilities                 (337)    (116,888)
                                                 ---------    ---------
     Net cash (used) by operating activities       (72,221)     (37,545)
                                                 ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                         (552)      (2,600)
                                                 ---------    ---------
     Net cash (used in) investing
      activities                                      (552)      (2,600)
                                                 ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the sale of common stock           --         60,000
     Proceeds from subscriptions receivable         28,210         --
     Repayment of note payable                     (65,000)        --
     Proceeds from shareholders loans              201,852       88,546
     Repayments of shareholders loans              (67,384)    (134,585)
     Proceeds from related party loans                --         48,500
     Repayments of related party loans             (37,286)     (11,215)
                                                 ---------    ---------
     Net cash provided by financing activities      60,392       51,246
                                                 ---------    ---------
NET (DECREASE) INCREASE  IN CASH AND CASH
EQUIVALENTS                                        (12,381)      11,101

     Cash and cash equivalents, at beginning
      of year                                       15,069        3,968
                                                 ---------    ---------
CASH AND CASH EQUIVALENTS, AT END OF YEAR        $   2,688    $  15,069
                                                 ---------    ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash used during the period for:
          Income taxes paid                      $     455    $     455
          Interest paid                          $   2,159    $   3,841

SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

    3,140,000 shares of common stock issued
     at market value as compensation for
     professional services rendered              $    --      $ 453,200

    430,000 shares of common stock issued
     at market value as compensation for
     professional services to be rendered        $    --      $  66,000


   The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $953,102 and has a deficit in working capital of $142,298 as of December 31, 2003. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. Management is actively pursuing additional capital and has initiated new distribution agreements with established distributors. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued):

(d) Inventories:

Inventories are stated at the lower of cost or market (first-in first-out method) and consist mainly of raw materials.

          Inventory  consists  of  the  following:

                                                            2003          2002
                                                         ---------     ---------

          Finished product                               $  74,529     $  45,953
          Flavoring, bottles and packaging materials        33,010        11,389
                                                          --------      --------
                                                         $ 107,539     $  57,342
                                                          ========      ========

During the first quarter of 2002, the Company suspended the production of its Second Generation line of products. Although Management intends to re-launch the product line in the future, $20,053 of expired syrup was charged to cost of sales during 2002. Additionally, $106,310 of bottle labels were charged to cost of sales during 2002 because their utility had been impaired due to the uncertainty of the timing and resumption of producing the product line. The labels remain in possession of the Company and the book value of the label inventory is $0 at December 31, 2003.

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

The Company has a net operating loss carry forward as of its year end, December 31, 2003, of approximately $840,000 which may be applied against future taxable income, and which begins to expire in the years 2012 and 2013 (See Note 6).


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

(h) Advertising Costs:

Advertising costs, which are included in selling expenses, are expensed as incurred. For the years ended December 31, 2003 and 2002 advertising costs, including promotion, aggregated $0 and $5,618, respectively.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(i) Revenue Recognition:

The Company recognizes operating revenue at the point of passage of title, which is generally upon shipment of goods to customers, except for sales to a related party (See Note 7a), where the Company recognizes revenue upon shipment by the related party to its customer.

(j) Earnings Per Share:

The Company utilizes Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("SFAS 128"), which changed the method for calculating earnings per share. SFAS 128 requires the presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding and for diluted earnings per share, also common equivalent shares outstanding. For 2003 and 2002, the impact of conversion of warrants would have been anti-dilutive and therefore were not considered in the calculation of diluted earnings per share.

The following average shares were used for the computation of basic and diluted earnings per share:

          Year  ended  December  31,         2003               2002
                                            -------            -------
          Basic                           11,434,869          8,711,308
          Diluted                         11,434,869          8,711,308

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

(n) Recent Pronouncements:

In May 2003, Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 did not result in the reclassification of any financial instruments in the Company's financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued effective for contracts entered into or modified after June 30, 2003, with certain exceptions. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." The Company does not currently engage in hedging activities and the adoption of this statement did not have a material effect on its financial statements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 addresses consolidation by business enterprises of variable interest entities that posses certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities - an interpretation of ARB 51 (revised December 2003)" ("FIN No. 46R"), which includes significant amendments to previously issued Fin No. 46. Among other provisions, FIN No. 46R includes revised transition dates for public entities. The Company is now required to adopt the provisions of FIN No. 46R no later than the end of the first reporting period that ends after March 15, 2004. The adoption of this interpretation is not expected to have a material effect on the Company's financial statements or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No.123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for transition to SFAS No. 123's fair value method of accounting for stock-based compensation. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding stock-based compensation in annual condensed interim financial statements.

NOTE 4 - NOTE PAYABLE:

On June 25, 1999, the Company received a bank loan aggregating $65,000 with an annual interest rate of 4.5%, payable on December 22, 1999, which was subsequently renewed with an annual interest rate of 6.19% and was due on June 22, 2003. The bank loan which was secured by certificates of deposit belonging to two major shareholders, was repaid during 2003.


NOTE 5 - LOANS PAYABLE - SHAREHOLDER:

At December 31, 2003 and 2002 , the Company owed one of its shareholders $193,765 and $59,297, respectively. This loan which is unsecured and non interest bearing is payable upon demand. Accordingly, it has been reflected as a current liability on the Company's balance sheet.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 6 - INCOME TAXES:

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

                                       2003          2002
                                     --------      --------
          Accounts  receivable      $   4,000     $   1,000
          Net  operating  losses      385,000       245,000
          Valuation  allowances      (389,000)     (246,000)
                                     --------      --------
                                    $    --       $    --
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

NOTE 7 - RELATED PARTY TRANSACTIONS:

(a) The Company has transactions with one corporate entity owned by one of the Company's shareholders:

During September 1999, the Company initiated sales of product to a corporation which is owned by one of the Company's shareholders. For the year ended December 31, 2003, approximate sales to the distributor and accounts receivable were $55 and $0, respectively. For the year ended December 31, 2002, approximate sales to the distributor and accounts receivable were $34,420 and $0, respectively.

During the third quarter of 2002, the Company borrowed $48,500, of which $11,215 was repaid at December 31, 2002, from the related entity. The remaining balance was repaid during 2003. This loan which was unsecured and non-interest bearing was payable upon demand. Accordingly, it had been reflected as a current liability on the Company's balance sheet.

During the third quarter of 2002, the Company issued 2,000,000 shares of common stock to the related entity. The stock issuance was compensation for consulting, marketing, distribution and product development assistance services rendered (see Note 8).

The Company currently occupies approximately 1,200 square feet of office space sublet from the related entity. The Company paid rent of $4,800 for 2003 and $4,800 for 2002. There is no written lease and the Company is considered to be a month-to-month tenant.

(b) During the third quarter of 2002, the Company issued 200,000 shares of common stock to a related party for marketing and consulting services (see Note
8).

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 8 - STOCKHOLDERS' EQUITY:

During the year ended December 31, 2001, the Company issued 265,500 shares of common stock upon exercise of outstanding common stock purchase warrants. The Company was to receive $235,375 on exercise of such warrants which represented the exercise price of $1.00 per share less direct offering costs of $3,575 and less $.10 per share which were required to be paid to Southern Financial Services, Inc. ("Southern"), the Company's financial consultant and escrow agent. To date, the Company received only $92,275 in connection with such exercise and 78,050 shares have been recovered by a successor escrow agent. At December 31, 2001 the difference between the amount due and the amount received had been recorded as equity and a subscription receivable. As funds are received from recoveries, subscriptions receivable will be reduced until all recoveries have been made, at which time equity and subscriptions receivable will be adjusted accordingly. As of December 31, 2002 it appeared that recoveries will be limited to the sale of shares held in escrow. During 2002, 25,000 of the shares held in escrow were transferred to an internet information vendor to provide information about the Company to investors. At December 31, 2002 the 53,050 shares remaining in escrow were written-down to $0.25 per share to reflect the market value of the common stock. During 2003 the remaining shares were sold for $28,210, an amount $14,948 greater than their book value.

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

Additionally, during the third quarter of 2002, 350,000 Section 144 restricted shares of common stock were issued to an entity and 200,000 Section 144 restricted shares of common stock were issued to a related party (Note 7b), for marketing and financial consulting services pursuant to verbal consulting agreements entered into by the Company. The consulting agreements have no specific terms and can be terminated by either party at any time. The total 350,000 shares issued to the entity, which were valued at $.12 per share, are being held in escrow by management until certain performance criteria are met.

During the third quarter of 2002, 1,000,000 shares of Section 144 restricted common stock were issued to an individual for $60,000.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 9 - ECONOMIC DEPENDENCY:

For the year ended December 31, 2002, sales to one customer exceeded 10% of the Company's total sales. The sales to this customer were $204,244. The corresponding accounts receivable from this customer was $8,089.

For the year ended December 31, 2003, sales to one customer each exceeded 10% of the Company's total sales. The sales to this customer were $152,621. The corresponding accounts receivable from this customer was $7,572.


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

Consulting Agreement:

On March 19, 1998, the Company entered into a consulting agreement with an individual to act as the Company's Chief Financial Officer. As part of the consideration for these services, the Company would issue 40,000 shares of common stock, at a value of $3,200. The value of $.08 per share was determined based upon the estimated value placed on each share of the Company's stock that was sold within each $5 unit (consisting of 50 shares of stock and 95 warrants) of the 10,000 units sold during 1998 through a private placement memorandum. The shares of stock were issued on February 23, 2001, cancelled during March 2001 in accordance with the advice of counsel and reissued on March 15, 2002. The Company reflected an accrual for compensation expense in 1998. In addition, an additional 40,000 shares of common stock were granted to this individual pursuant to December 2001 Board of Directors' Resolution. Theses shares were valued at $0.16 per share, the fair market value at the time of grant. The Company recorded an accrual for compensation expense in the amount of $6,400 in 2001 to reflect the above offering. These shares were issued March 15, 2002.

Lease:

On November 7, 2003, the Company entered into an operating lease for a delivery truck. The lease term is three years. The lease payment consists of a base amount and a mileage charge. Under the terms of the lease, all maintenance and repairs are paid by the lessor. Minimum lease payments (which exclude mileage) are $13,692 for 2004, $13,692 for 2005 and $11,585 for 2006.