Form 10KSB/A
period 2002-12-31
ICY SPLASH FOOD & BEVERAGE INC
filed 2004-05-14
CIK 1070906

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

      We will need additional funds to develop our operations. We may seek additional capital through

          - an offering of our equity securities,
          - an offering of debt securities, or
          - by obtaining financing through a bank or other entity.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The following table sets forth the officers and directors of Icy Splash as of April 10, 2003, the date of this Report:

Name                 Age          Position
------------------   ---          ----------------------------------------------
Joseph Aslan         48           President and Director

Charles Tokarz       56           Chief Financial Officer, Treasurer and
                                    Director

Sy Aslan             59           Director

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

                                Number of Shares        Percentage of Common
                                  Beneficially          Equity Beneficially
Name of Beneficial Owner(1)          Owned                   Owned(2)
- ------------------------------  -----------------    -------------------------

Joseph Aslan(3)                  7,640,000(3)(6)              66.6%

Charles Tokarz(4)                   80,000                     0.7%

Sy Aslan(5)                        300,000                     2.6%

All officers and directors
as a group (3 persons)           8,020,000                    52.6%

- ----------------
(1) To our knowledge, except as set forth in the footnotes to this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the business address of each of the directors and executive officers in this table is as follows: Icy Splash Food & Beverage, Inc., 535 Wortman Avenue, Brooklyn, NY 11208.

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


- -------------
* Previously filed as an exhibit to our registration statement on Form 10-SB, which was filed on May 21, 1999, and incorporated herein by reference.

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


ICY SPLASH FOOD & BEVERAGE, INC.



By:  /s/ Joseph Aslan
     -----------------------
     Joseph Aslan, President and Director


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                Title                            Date
- ---------------------  ------------------------         ---------------
/s/ Joseph Aslan         President and Director           May 13, 2004
- ---------------------
    Joseph  Aslan

/s/ Charles Tokarz       Chief Financial Officer,         May 13, 2004
- ---------------------- Treasurer and Director
    Charles Tokarz

/s/  Sy Aslan            Director                         May 13,  2004
- ----------------------
     Sy Aslan

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


/s/  Joseph  Aslan              /s/  Charles  Tokarz
--------------------            ---------------------------
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

The Company has revised the financial statements for 2002 to reflect the impairment of the value of the raw material inventory for the Second Generation product line. During 2002, production of the Second Generation line was temporarily suspended due to insufficient funding. Since there is uncertainty regarding the timing and occurrence of a re-launch of the product line, the total raw material inventory, consisting of bottle labels, was written-off. As a result of the write-off, the net loss was increased from $395,885, as previously reported, to $522,190.

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

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- - - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"), effective for fiscal years beginning after December 15, 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 as of January 1, 2003. The effect of the adoption of this statement was not material as the company continues to use the intrinsic value method allowed under SFAS 123.


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