Form 10QSB
period 2004-03-31
ICY SPLASH FOOD & BEVERAGE INC
filed 2004-05-17
CIK 1070906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 2004

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


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No. --- There were 11,430,600 shares of the registrant's common stock outstanding as of April 28, 2004.

      Transitional Small Business Disclosure Format   Yes ___ No _X_

                                      INDEX

PART I     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

     a) Balance Sheets as of March 31, 2004
            (unaudited) and December 31, 2003                                3.

     b) Statements of Operations for the three months ended
            March 31, 2004 and 2003 (unaudited)                              4.

     c)     Statements of Cash Flows for the three months
            ended March 31, 2004 and 2003 (unaudited)                        5.

     d)     Notes to Financial Statements (unaudited)                        6.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                        7. to 8.

ITEM 3.     CONTROLS AND PROCEDURES                                          9.

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                               10.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                       10.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES                                  10.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             10.

ITEM 5.     OTHER INFORMATION                                               10.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                10.

SIGNATURES                                                                  11.


PART  I:  FINANCIAL  INFORMATION
ITEM  1:  FINANCIAL  STATEMENTS

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                                 BALANCE SHEETS

                                   - ASSETS -
                                                                          March 31,     December 31,
                                                                            2004            2003
                                                                         ---------       ---------
                                                                        (Unaudited)
CURRENT ASSETS:
  Cash                                                                   $  47,455       $   2,688
  Accounts receivable, net of allowance for doubtful
   accounts of $10,536 and $8,479 for March 31, 2004
   and December 31, 2003, respectively                                      62,455          38,784
  Inventory                                                                157,600         107,539
                                                                         ---------       ---------

TOTAL CURRENT ASSETS                                                       267,510         149,011
                                                                         ---------       ---------
FIXED ASSETS:
  Production equipment                                                       2,600           2,600
  Warehouse equipment                                                        5,000           5,000
  Office equipment                                                          15,301          15,301
                                                                         ---------       ---------
                                                                            22,901          22,901
  Less: accumulated depreciation                                            21,933          21,833
                                                                         ---------       ---------
                                                                               968           1,068
                                                                         ---------       ---------
Other assets                                                                 3,000           3,000
                                                                         ---------       ---------
                                                                         $ 271,478       $ 153,079
                                                                         =========       =========

               - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)-

CURRENT LIABILITIES:
  Accounts payable                                                       $  65,979       $  93,535
  Accrued expenses and other current liabilities                             5,284           3,552
  Shareholders' loans                                                      329,571         193,765
  Income taxes payable                                                         571             457
                                                                         ---------       ---------

TOTAL CURRENT LIABILITIES                                                  401,405         291,309
                                                                         ---------       ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000 shares authorized,
    zero shares issued and outstanding for 2003 and 2002                       --             --
  Common stock, $.001 par value, 50,000,000 shares authorized,
    11,430,600 shares issued and outstanding                                 11,431         11,431
  Additional paid-in capital                                                869,441        869,441
  Accumulated deficit                                                      (944,799)      (953,102)
  Unearned compensatory stock                                               (66,000)       (66,000)
                                                                          ---------      ---------

                                                                           (129,927)      (138,230)
                                                                          ---------      ---------

                                                                          $ 271,478      $ 153,079
                                                                          =========      =========

                       See notes to financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                  ---------------------
                                                      2004       2003
                                                  ----------  ---------
NET SALES                                         $  205,715  $ 200,602
COST OF SALES                                        136,065    134,524
                                                  ----------  ---------

GROSS PROFIT                                          69,650     66,078
                                                  ----------  ---------

OPERATING EXPENSES:
  Selling expenses                                    21,666     19,953
  General and administrative expenses                 39,567     35,684
                                                  ----------  ---------
                                                      61,233     55,638
                                                  ----------  ---------
PROFIT FROM OPERATIONS                                 8,417     10,441

OTHER EXPENSES:
Interest expense                                         -       (1,006)
                                                  ----------  ---------

PROFIT BEFORE TAXES                                    8,417      9,435

Provision for income taxes                               114        -
                                                  ----------  ---------

NET INCOME                                        $    8,303  $   9,435
                                                  ==========  =========

EARNINGS PER SHARE:
Basic                                             $       -   $      -
                                                  ==========  =========
Diluted                                           $       -   $      -
                                                  ==========  =========

                       See notes to financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the Three Months
                                                            Ended March 31,
                                                          2004          2003
                                                       ---------     ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $   8,303    $    9,435
  Adjustments to reconcile net income
   to net cash used by operating activities:
    Depreciation                                             100           875
    Provision for bad debts                                2,057         2,017
    Changes in assets and liabilities:
    (Increase) in accounts receivable                    (25,728)      (55,626)
    (Increase) in inventories                            (50,061)      (41,499)
    (Decrease) increase in accounts payable              (27,556)       41,375
    Increase (decrease) in accrued expenses
      and other current liabilities                        1,846           (95)
                                                       ---------     ---------
      Net cash used by operating activities              (91,039)      (43,518)
                                                       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                 -           (552)
                                                       ---------     ---------
     Net cash (used in) investing
      activities                                              -           (552)
                                                       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from shareholder's loans                    148,402        51,019
    Repayments of shareholder's loans                    (12,596)      (19,103)
                                                       ---------     ---------
      Net cash provided by financing activities          135,806        31,916
                                                       ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      44,767       (12,154)

  Cash and cash equivalents, at beginning of year          2,688        15,069
                                                       ---------     ---------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD            $  47,455     $   2,915
                                                       =========     =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash during the period for:
    Income taxes paid                                  $     455     $     455
    Interest paid                                      $      -      $   1,006

                       See notes to financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

      In the opinion of management, the accompanying unaudited interim financial statements of Icy Splash Food and Beverage, Inc. contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2004 and December 31, 2003 (audited) and the results of operations for the three months ended March 31, 2004 and 2003 and cash flows for the three months ended March 31, 2004 and 2003.

The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2003, which is incorporated herein by reference. Certain notes included in Form 10-KSB have been condensed or omitted from this report in accordance with the rules for Forms 10-Q and 10-QSB.

Certain reclassifications have been made in the March 31, 2003 financial statements to conform to the current fiscal year presentation.

NOTE 2 - GOING CONCERN:

      As shown in the accompanying financial statements, while the Company has a net operating profit of $8,417 for the three month period ending March 31, 2004, it also has an accumulated deficit of $944,799 as of March 31, 2004 as well as negative working capital. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. Management is actively pursuing additional capital and has initiated new distribution agreements with established distributors of its products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - LOANS PAYABLE - SHAREHOLDER:

      At March 31, 2004, the Company owed an aggregate of $329,571 to two of its shareholders and on December 31, 2003 an aggregate of $193,765 to one of its shareholders. The loans are non-interest bearing and have no formal repayment terms. During the second quarter of 2003, a shareholder paid a $65,000 note payable to a bank on behalf of the Company. The payment was recorded as an increase to the shareholder's loan.

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

RESULTS  OF  OPERATIONS

Net sales for Icy Splash Food & Beverage, Inc. (the "Company") increased 2.5%, from $200,602 in the three months ended March 31, 2003 to $205,715 in the three months ended March 31, 2004. For the three months ended March 31, 2004 gross sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products, before price discounts and other sales incentives, were 27.6%, 0.0% and 72.4%, respectively. For the three months ended March 31, 2003 gross sales of Icy Splash (TM) Clear, Icy Splash (TM) Second Generation and other manufacturers' products, before price discounts and other sales incentives, were 48.0%, 0% and 52.0%, respectively. The increase in sales and increase in sales mix for other manufacturers' products is a result of managements decision during the third quarter of 2002 to engage a number of selling/marketing entities to promote and distribute the Company's products and to increase the products available for distribution. During November 2002, two employees were hired to physically distribute products in the New York City area. Management's decision to suspend sales of Icy Splash Second Generation during 2002 was due to the inability to raise funds to produce adequate quantities of the lower margin product. The Company plans to re-launch the second generation in the future. The increase of other manufacturers' products of $39,562 for the three months ended March 31, 2004 versus the same three month period last year is predominately due to new product lines added to local distribution. The new items are less seasonal than soft drinks and should help to lessen the effect of seasonal sales.

The gross profit margin increased to 33.9% in the first quarter of 2004 from 32.9% in the first quarter of 2003. The increase was due to better negotiated purchasing prices of other manufacturers' products.

Selling expenses were $21,666 for the first quarter of 2004, compared with $19,953 for the first quarter of 2003, 10.5% and 9.9% of sales, respectively.

General and administrative expenses were $39,567 in the first quarter of 2004, compared with $35,684 in the first quarter of 2003, 19.2% and 17.8% of sales, respectively. Management has continued its efforts to keep administrative costs low until the Company raises additional capital. Professional fees were $13,084 in the first quarter of 2004, compared with $14,818 in the first quarter of 2003, 6.4% and 7.4% of sales, respectively. Payroll and related expenses were $6,066 in the first quarter of 2004, compared with $0 in the first quarter of 2003, 2.9% and 0% of sales, respectively. Vehicle lease expenses were $4,138 in the first quarter of 2004, compared with $0 in the first quarter of 2003, 2.0% and 0% of sales, respectively. Both vehicle lease and payroll expenses are a reflection of management's decision to distribute a larger variety of products, with some local distribution.

Bad debt expense was $2,057 for the three months ended March 31, 2004 versus $2,017 for the three months ended March 31, 2003, 1.0% and 1.0% of sales, respectively.

Interest expense was $0 for the first quarter of 2004 versus $1,006 for the first quarter of 2003, 0% and 0.5% of sales, respectively. During the second quarter of 2003, a shareholder paid a $65,000 note payable to a bank on behalf of the Company. The shareholder loan bears no interest, while the bank loan bore interest of 6.5%.

There was a profit from operations for the first quarter of 2004 of $8,417, compared with $10,441 for the first quarter of 2003, with an operating profit of 4.1% of sales for the first quarter of 2004 and 5.2% for the first quarter of 2003.

Net profit and net profit as a percent of sales for the first quarter of 2004 were $8,303 and 4.0%, compared to $9,435 and 4.7% for the first quarter of 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

      Working capital increased $8,403 from December 31, 2003 to March 31, 2004. Net cash flow used by operating activities was $91,039 and $43,518 for the three months ended March 31, 2004 and 2003, respectively.

      During the first three months of 2004, the Company borrowed $148,402 from two shareholders, while repaying $12,596, and during the first three months of 2003 it borrowed $51,019 from a shareholder, while repaying $19,103.

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

      While the Company has no material capital commitments, we have experienced losses in the past and have negative cash flow from operating activities as of March 31, 2004. There is no assurance that we will be able to generate enough funds from either operations or equity/debt financing to sustain the Company in the future. However, management has hired a consulting firm to assist in strategic planning for capital formation and is optimistic about future efforts to raise equity.

ITEM 3. CONTROLS AND PROCEDURES


A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of March 31, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer, the Chief Financial Officer and the Principal Accounting Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

B) CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

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

      Not Applicable

ITEM 5. OTHER INFORMATION:

      Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

      (a) Exhibits

      31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

      31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

      32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

      32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

      (b) Reports on Form 8-K

       None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 2004

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