Form 10KSB/A
period 2002-12-31
ICY SPLASH FOOD & BEVERAGE INC
filed 2004-08-09
CIK 1070906

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A


                                 Amendment No. 4


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

---------------
(1) To our knowledge, except as set forth in the footnotes to this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the business address of each of the directors and executive officers in this table is as follows: Icy Splash Food & Beverage, Inc., 535 Wortman Avenue, Brooklyn, NY 11208.

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


ICY SPLASH FOOD & BEVERAGE, INC.



By:  /s/ Joseph Aslan
     -----------------------
     Joseph Aslan, President and Director


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature              Title                            Date
---------------------  ------------------------         ---------------

/s/ Joseph Aslan       President and Director           August 4, 2004
---------------------
    Joseph  Aslan

/s/ Charles Tokarz     Chief Financial Officer,         August 4, 2004
---------------------- Treasurer and Director
    Charles Tokarz

/s/  Sy Aslan          Director                         August 4,  2004
----------------------
     Sy Aslan

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

As discussed in Note 1b to the financial statements, The Company's 2002 inventory previously reported as $163,634 should have been $57,324. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   /s/ LAZAR LEVINE & FELIX LLP
                                                  -----------------------------
                                                       LAZAR LEVINE & FELIX LLP

New York, New York
February 25, 2003, except for
Note 1b, as to which the date
is May 13, 2004

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

(a) Business:

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

(b) Revised Financial Statements:

The Company has revised the financial statements for 2002 to reflect the impairment of the value of the raw material inventory for the Second Generation product line. During 2002, production of the Second Generation line was temporarily suspended due to insufficient funding. Since there is uncertainty regarding the timing and occurrence of a re-launch of the product line, the total raw material inventory, consisting of bottle labels, was written-off. As a result of the write-off, the net loss was increased from $415,880, as previously reported, to $522,190.

The Company has also revised the financial statements for 2002 to reclassify price discounts and other sales incentives given to customers as reductions of revenue, in accordance with EITF 01-9, instead of selling expenses, as previously reported. As a result of the reclassification, net sales decreased from $456,726 to $400,508 and selling expenses decreased from $78,998 to $22,780.

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