Form 10QSB
period 2004-06-30
ICY SPLASH FOOD & BEVERAGE INC
filed 2004-08-20
CIK 1070906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.20549


                                   FORM 10-QSB

(Mark  One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26155

                        ICY SPLASH FOOD & BEVERAGE, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     NEW  YORK                                      11-3329510
-------------------------------          ---------------------------------
(State or Other Jurisdiction of          (IRS Employer Identification No.)
Incorporation or Organization)

                     535 WORTMAN AVENUE, BROOKLYN, NY 11208
                    (Address of Principal Executive Offices)

                                 (718) 272-2765
                            -------------------------
                            Issuer's Telephone Number

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No. --- There were 11,435,500 shares of the registrant's common stock outstanding as of July 15, 2004.

     Transitional Small Business Disclosure Format          Yes  |_|  No |X|

                                      INDEX

PART I     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

     a)     Balance Sheets as of June 30, 2004
            (unaudited) and December 31, 2003                            3.

     b)     Statements of Operations for the three and
            2004 and 2003 (unaudited)                                    4.

     c)     Statements of Cash Flows for the
            six months ended June 30, 2004 and 2003 (unaudited)          5.

     d)     Notes to Financial Statements (unaudited)                    6.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                       7. to 9.

ITEM 3.     CONTROLS AND PROCEDURES                                     10.

PART II     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            11.

     a) EXHIBITS 11.

     b) REPORTS ON FORM 8-K

SIGNATURES                                                              12.

PART  I:  FINANCIAL  INFORMATION

ITEM  1:  FINANCIAL  STATEMENTS

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                                 BALANCE SHEETS

                                   - ASSETS -

                                                                        June 30,       December 31,
                                                                         2004              2003
                                                                       ---------        ---------
                                                                      (Unaudited)
CURRENT ASSETS:
  Cash                                                                 $ 111,208        $   2,688
  Accounts receivable, net of allowance for doubtful accounts of
   $14,898 and $8,479 for June 30, 2004 and December 31, 2003,
   respectively                                                           88,979           38,784
  Inventory                                                              249,846          107,539
                                                                       ---------        ---------

TOTAL CURRENT ASSETS                                                     450,033          149,011
                                                                       ---------        ---------
FIXED ASSETS:
  Production equipment                                                     2,600            2,600
  Warehouse equipment                                                      5,000            5,000
  Office equipment                                                        15,301           15,301
                                                                       ---------        ---------
                                                                          22,901           22,901
  Less: accumulated depreciation                                          22,033           21,833
                                                                       ---------        ---------
                                                                             868            1,068
                                                                       ---------        ---------
Other assets                                                               3,000            3,000
                                                                       ---------        ---------
                                                                       $ 453,901        $ 153,079
                                                                       =========        =========

               - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)-

CURRENT LIABILITIES:
  Accounts payable                                                     $  83,396        $  93,535
  Accrued expenses and other current liabilities                           7,210            3,552
  Shareholders' loans                                                    527,845          193,765
  Income taxes payable                                                       685              457
                                                                       ---------        ---------

TOTAL CURRENT LIABILITIES                                                619,136          291,309
                                                                       ---------        ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000 shares authorized,
    zero shares issued and outstanding for 2003 and 2002                      --               --
  Common stock, $.001 par value, 50,000,000 shares authorized,
    11,435,500 and 11,430,600 shares issued and outstanding on
    June 30, 2004 and December 31, 2003, respectively                     11,436           11,431
  Additional paid-in capital                                             871,886          869,441
  Accumulated deficit                                                   (982,557)        (953,102)
  Unearned compensatory stock                                            (66,000)         (66,000)
                                                                       ---------        ---------

                                                                        (165,235)        (138,230)
                                                                       ---------        ---------

                                                                       $ 453,901        $ 153,079
                                                                       =========        =========

                       See notes to financial statements

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended                 Six Months Ended
                                                     June 30,                         June 30,
                                               ---------------------            ---------------------
                                               2004            2003              2004            2003
                                            ---------        ---------        ---------        ---------
NET SALES                                   $ 423,631        $ 225,498        $ 629,346        $ 426,100
COST OF SALES                                 352,935          170,671          489,000          305,195
                                            ---------        ---------        ---------        ---------

GROSS PROFIT                                   70,696           54,827          140,346          120,905
                                            ---------        ---------        ---------        ---------

OPERATING EXPENSES:
  Selling expenses                             47,364           20,822           69,031           40,776
  General and administrative expenses          60,976           39,634          100,542           75,203
                                            ---------        ---------        ---------        ---------
                                              108,340           60,456          169,573          115,979
                                            ---------        ---------        ---------        ---------
(LOSS) PROFIT FROM OPERATIONS                 (37,644)          (5,629)         (29,227)           4,926

OTHER EXPENSES:
Interest expense                                   --           (1,020)              --           (2,026)
                                            ---------        ---------        ---------        ---------

(LOSS) PROFIT BEFORE TAXES                    (37,644)          (6,649)         (29,227)           2,900

Provision for income taxes                        114              114              228              228
                                            ---------        ---------        ---------        ---------

NET (LOSS) INCOME                           $ (37,758)       $  (6,763)       $ (29,455)       $   2,672
                                            =========        =========        =========        =========

EARNINGS PER SHARE:
Basic                                       $      --        $      --        $      --        $      --
                                            =========        =========        =========        =========
Diluted                                     $      --        $      --        $      --        $      --
                                            =========        =========        =========        =========


                       See notes to financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                For the Six Months
                                                                  Ended June 31,
                                                             2004            2003
                                                           ---------        ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                        $ (29,455)       $   2,672
  Adjustments to reconcile net (loss) income
   to net cash used by operating activities:
    Depreciation                                                 200            1,750
    Provision for bad debts                                    6,419            4,506
    Stock issued for services                                  2,450               --
    Changes in assets and liabilities:
    (Increase) in accounts receivable                        (56,615)        (109,528)
    (Increase) in inventories                               (142,307)         (29,192)
    (Decrease) increase in accounts payable                  (10,139)          47,665
    Increase in accrued expenses
      and other current liabilities                            3,887            5,289
                                                           ---------        ---------
      Net cash used by operating activities                 (225,560)         (76,838)
                                                           ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                     --             (552)
                                                           ---------        ---------
     Net cash (used in) investing
      activities                                                  --             (552)
                                                           ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from shareholder's loans                        375,642          164,498
    Repayments of shareholder's loans                        (41,562)         (30,203)
    Repayment of note payable                                     --          (65,000)
                                                           ---------        ---------
      Net cash provided by financing activities              334,080           69,295
                                                           ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         108,520           (8,095)

  Cash and cash equivalents, at beginning of year              2,688           15,069
                                                           ---------        ---------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                $ 111,208        $   6,974
                                                           =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash during the period for:
    Income taxes paid                                      $     455        $     455
    Interest paid                                          $      --        $   2,026

                       See notes to financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

     In the opinion of management, the accompanying unaudited interim financial statements of Icy Splash Food and Beverage, Inc. contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2004 and December 31, 2003 (audited) and the results of operations for the three months and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003.

The results of operations for the three months and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2003, which is incorporated herein by reference. Certain notes included in Form 10-KSB have been condensed or omitted from this report in accordance with the rules for Forms 10-Q and 10-QSB.

Certain reclassifications have been made in the June 30, 2003 financial statements to conform to the current fiscal year presentation.

NOTE 2 - GOING CONCERN:

     As shown in the accompanying financial statements, the Company has a net operating loss of $29,455 for the six month period ending June 30, 2004 and an accumulated deficit of $982,557 as of June 30, 2004 as well as negative working capital. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. Management is actively pursuing additional capital and has initiated new distribution agreements with established distributors of its products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - LOANS PAYABLE - SHAREHOLDERS:

     At June 30, 2004, the Company owed an aggregate of $527,845 to three of its shareholders and on December 31, 2003 an aggregate of $193,765 to one of its shareholders. The loans are non-interest bearing and have no formal repayment terms. During the second quarter of 2003, a shareholder paid a $65,000 note payable to a bank on behalf of the Company. The payment was recorded as an increase to the shareholder's loan.

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

RESULTS  OF  OPERATIONS

         Net sales for Icy Splash Food & Beverage, Inc. (the "Company") increased 87.9%, from $225,498 in the three months ended June 30, 2003 to $423,631 in the three months ended June 30, 2004, and increased 47.7%, from $426,100 in the six months ended June 30, 2003 to $629,346 in the six months ended June 30, 2004.
For the three months ended June 30, 2004 gross sales of Icy Splash (TM) Clear and other manufacturers' products, before price discounts and other sales incentives, were 20.5% and 79.5%, respectively. For the three months ended June 30, 2003 gross sales of Icy Splash (TM) Clear and other manufacturers' products, before price discounts and other sales incentives, were 44.1% and 55.9%, respectively. For the six months ended June 30, 2004 gross sales of Icy Splash
(TM) Clear and other manufacturers' products, before price discounts and other sales incentives, were 22.9% and 77.1%, respectively. For the six months ended June 30, 2003 gross sales of Icy Splash (TM) Clear and other manufacturers' products, before price discounts and other sales incentives, were 46.0% and 54.0%, respectively. The increase in sales and increase in sales mix for other manufacturers' products is a result of managements decision during the third quarter of 2002 to engage a number of selling/marketing entities to promote and distribute the Company's products and to increase the products available for distribution. The increase of sales of other manufacturers' products of $220,608 for the three months ended June 30, 2004 versus the same three month period last year and $269,252 for the six months ended June 30, 2004 versus the same six month period last year is predominately due to new product lines added to local distribution. The new items are less seasonal than soft drinks and should help to lessen the effect of seasonal sales.

     The gross profit margin was 16.7% in the second quarter of 2004 versus 24.3% in the second quarter of 2003, and 22.3% in the first six months of 2004 versus 28.4% in the first six months of 2003. The decrease in gross profit from 2003 to 2004 is predominately from the change in sales mix which decreased the percentage of the Company's products and increased the percentage of other manufacturers' products. Other manufacturers' products have smaller profit margins than the Company's products. However, management believes that profit margins will increase as more experience is gained with distributing other manufacturers' products.

     Selling expenses were $47,364 in the second quarter of 2004, compared with $20,822 in the second quarter of 2003, 11.2% and 9.2% of sales, respectively, and $69,031 in the first six months of 2004, compared with $40,776 in the first six months of 2003, 11.0% and 9.6% of sales, respectively. The largest item in selling expenses is distribution expenses, which were $30,131 in the second quarter of 2004, compared with $14,576 in the second quarter of 2003, 7.1% and 6.5% of sales, respectively, and $44,165 for the six months ended June 30, 2004, compared with $30,608 for the six months ended June 30, 2003, 7.0% and 7.2% of sales, respectively. The increase in distribution expenses is due to an increase in local distribution.

     General and administrative expenses were $60,976 in the second quarter of 2004, compared with $39,634 in the second quarter of 2003, 14.4% and 17.6% of sales, respectively, and $100,542 in the six months ended June 30, 2004, compared with $75,203 in the six months ended June 30, 2003, 16.0% and 17.6% of sales, respectively. Management has continued its efforts to keep administrative costs low until the Company raises additional capital.

     Vehicle expenses were $7,415 in the second quarter of 2004, compared with $1,528 in the second quarter of 2003, 1.8% and 0.7% of sales, respectively, and $13,476 for the six months ended June 30, 2004, compared with $5,127 for the six months ended June 30 ,2003, 2.1% and 1.2% of sales, respectively. Rent expense was $9,200 for the second quarter of 2004, compared with $1,200 in the second quarter of 2003, 2.2% and 0.5% of sales, respectively, and $10,400 for the first six months of 2004, compared with $2,400 for the first six months of 2003, 1.7% and 0.6% of sales, respectively. Both vehicle and rent expenses are a reflection of management's decision to distribute a larger variety of products, with some local distribution. The rent increased in May 2004 from $400 per month for office space only to $4,400 per month for office space and warehouse space. The warehouse space was necessary for local distribution.

     Bad debt expense was $4,362 for the second quarter of 2004 versus $2,489 for the second quarter of 2003, 1.0% and 1.1% of sales, respectively. Bad debt expense was $6,419 for the six months ended June 30, 2004 versus $4,506 for the six months ended June 30, 2003, 1.0% and 1.1% of sales, respectively.

     Interest expense was $0 for the second quarter of 2004 versus $1,020 for the second quarter of 2003, 0% and 0.5% of sales, respectively, and $0 for the six months ended June 30, 2004 versus $2,026 for the six months ended June 30, 2003, 0% and 0.5% of sales, respectively.

     There was a loss from operations for the second quarter of 2004 of $37,644, compared with a loss of $5,629 for the second quarter of 2003, with an operating loss percentage of 8.9% of sales for the second quarter of 2004 and 2.5% for the second quarter of 2002. There was a loss from operations for the six months ended June 30, 2004 of $29,227, compared with a profit of $4,926 for the six months ended June 30, 2004, with an operating loss of 4.6% for the six months ended June 30, 2004 and an operating profit of 1.2% for the six months ended June 30, 2003. Net profit (loss) and net profit (loss) as a percent of sales for the second quarter of 2004 were $(37,758) and (8.9%), compared to $(6,763) and (3.0%) for the second quarter of 2003. Net profit (loss) and net profit (loss) as a percent of sales for the six months ended June 30, 2004 were $(29,455) and (4.7%) compared to $2,672 and 0.6% for the six months ended June 30, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Working capital decreased $26,806 from December 31, 2003 to June 30, 2004.

      Net cash flow used by operating activities was $225,560 and $76,838 for the six months ended June 30, 2004 and 2003, respectively. The cash used for 2004 was predominately for a buildup of inventory for local distribution and an increase of accounts receivable

      During the first six months of 2003, the Company purchased $552 of fixed assets.

      During the first six months of 2004, the Company borrowed $375,642 from three shareholders, while repaying $41,562 and during the first six months of 2003 it borrowed $164,498 from a shareholder, while repaying $30,203. Of the $164,498 borrowed from a shareholder during the first six months of 2003, $65,000 reflected the pay off of a bank note payable by the shareholder.

      While the Company has no material capital commitments, we have experienced losses in the past and have negative cash flow from operating activities as of June 30, 2004. There is no assurance that we will be able to generate enough funds from either operations or equity/debt financing to sustain the Company in the future.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As of June 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

(b) Changes in internal control.

There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES:

      During the last quarter, we issued 4,900 shares of common stock to one individual as compensation for consulting services provided. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under
Section 4(2) of the Securities Act of 1933, as amended.

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

      (b) Reports on Form 8-K

     The Company did not file any Reports on Form 8-K during the period ended June 30, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 20, 2004

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