Form 10QSB
period 2004-09-30
ICY SPLASH FOOD & BEVERAGE INC
filed 2004-11-22
CIK 1070906

U.S. SECURITIES AND EXCHANGE COMMISSION Washington,
                                    D.C.20549


                                   FORM 10-QSB
(Mark  One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26155

                        ICY SPLASH FOOD & BEVERAGE, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          NEW  YORK                                 11-3329510
-------------------------------          --------------------------------
(State or Other Jurisdiction of          (IRS Employer Identification No.)
Incorporation or Organization)

                     535 WORTMAN AVENUE, BROOKLYN, NY 11208
                    (Address of Principal Executive Offices)

                                 (718) 272-2765
                            -------------------------
                            Issuer's Telephone Number

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No. ---

There were 20,505,500 shares of the registrant's common stock outstanding as of October 31, 2004.

     Transitional Small Business Disclosure Format          Yes  |_|  No |X|

                                      INDEX

PART I     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

     a)     Balance Sheets as of September 30, 2004
            (unaudited) and December 31, 2003                            3.

     b)     Statements of Operations for the three and nine months ended
            September 2004 and 2003 (unaudited)                          4.

     c)     Statements of Cash Flows for the
            nine months ended September 30, 2004 and 2003 (unaudited)    5.

     d)     Notes to Financial Statements (unaudited)                    6.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                       7. to 9.

ITEM 3.     CONTROLS AND PROCEDURES                                     10.

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                           11.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                   11.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                             11.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         11.

ITEM 5.     OTHER INFORMATION                                           11.

ITEM 6.     EXHIBITS                                                    11.


SIGNATURES                                                              12.

PART  I:  FINANCIAL  INFORMATION

ITEM  1:  FINANCIAL  STATEMENTS

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                                 BALANCE SHEETS

                                   - ASSETS -

                                                                     September 30,   December 31,
                                                                         2004            2003
                                                                      ---------       ---------
                                                                      (Unaudited)
CURRENT ASSETS:
  Cash                                                                $ 54,490         $  2,688
  Accounts receivable, net of allowance for doubtful accounts of
   $20,179 and $8,479 for September 30, 2004 and December 31, 2003,
   respectively                                                        133,168           38,784
  Inventory                                                            283,042          107,539
                                                                      --------         --------

TOTAL CURRENT ASSETS                                                   470,700          149,011
                                                                      --------         --------
FIXED ASSETS:
  Production equipment                                                   2,600            2,600
  Warehouse equipment                                                    5,000            5,000
  Office equipment                                                      17,098           15,301
                                                                      --------         --------
                                                                        24,698           22,901
  Less: accumulated depreciation                                        22,133           21,833
                                                                      --------         --------
                                                                         2,565            1,068
                                                                      --------         --------
Other assets                                                             5,000            3,000
                                                                      --------         --------
                                                                      $478,265         $153,079
                                                                      ========         ========

                - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)-

CURRENT LIABILITIES:
  Accounts payable                                                 $   164,120      $    93,535
  Accrued expenses and other current liabilities                         9,016            3,552
  Shareholders' loans                                                     --            193,765
  Income taxes payable                                                     343              457
                                                                   -----------      -----------

TOTAL CURRENT LIABILITIES                                              173,479          291,309
                                                                   -----------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000 shares authorized,
    zero shares issued and outstanding for 2004 and 2003                  --               --
  Common stock, $.001 par value, 50,000,000 shares authorized,
    20,505,500 and 11,430,600 shares issued and outstanding on
    September 30, 2004 and December 31, 2003, respectively              20,506           11,431
  Additional paid-in capital                                         1,407,016          869,441
  Accumulated deficit                                               (1,014,080)        (953,102)
  Unearned compensatory stock                                          (66,000)         (66,000)
  Stock Subscription Receivable                                        (42,656)            --
                                                                   -----------      -----------

                                                                       304,786         (138,230)
                                                                   -----------      -----------

                                                                   $   478,265      $   153,079
                                                                   ===========      ===========

                        See notes to financial statements

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended            Nine Months Ended
                                              September 30,                 September 30,
                                          ---------------------         ---------------------
                                           2004           2003           2004           2003
                                        -----------    -----------    -----------    -----------
NET SALES                               $   517,941    $   111,022    $ 1,147,288    $   537,123
COST OF SALES                               396,957         82,152        885,958        387,347
                                        -----------    -----------    -----------    -----------

GROSS PROFIT                                120,984         28,870        261,330        149,776
                                        -----------    -----------    -----------    -----------

OPERATING EXPENSES:
  Selling expenses                           69,120         19,955        138,175         60,732
  General and administrative expenses        83,004         22,528        183,523         97,731
                                        -----------    -----------    -----------    -----------
                                            152,124         42,483        321,698        158,463
                                        -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS                        (31,140)       (13,613)       (60,368)        (8,687)

OTHER EXPENSES:
Interest expense                               --             (125)          --           (2,151)
                                        -----------    -----------    -----------    -----------

LOSS BEFORE TAXES                           (31,140)       (13,738)       (60,368)       (10,838)

Provision for income taxes                      382            114            610            342
                                        -----------    -----------    -----------    -----------

NET LOSS                                $   (31,522)   $   (13,852)   $   (60,978)   $   (11,180)
                                        ===========    ===========    ===========    ===========

EARNINGS PER SHARE:
Basic                                   $      --      $      --      $      --      $      --
                                        ===========    ===========    ===========    ===========
Diluted                                 $      --      $      --      $      --      $      --
                                        ===========    ===========    ===========    ===========

                       See notes to financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              For the Nine Months
                                                              Ended September 30,
                                                               2004         2003
                                                             ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                 $ (60,978)   $ (11,180)
  Adjustments to reconcile net (loss) income
   to net cash used by operating activities:
    Depreciation                                                   300        2,680
    Provision for bad debts                                     11,699        5,645
    Stock issued for services                                    2,450         --
    Changes in assets and liabilities:
    (Increase) in accounts receivable                         (106,083)     (44,245)
    (Increase) in inventories                                 (175,504)     (56,098)
    Increase in other assets                                    (2,000)        --
    Increase in accounts payable                                74,785       24,064
    Increase in accrued expenses
      and other current liabilities                              5,350        8,162
                                                             ---------    ---------
      Net cash used by operating activities                   (249,981)     (70,972)
                                                             ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                   (1,797)      (4,052)
                                                             ---------    ---------
     Net cash (used in) investing
      activities                                                (1,797)      (4,052)
                                                             ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                            --          7,370
    Proceeds from shareholder's loans                          358,987      190,652
    Repayments of shareholder's loans                          (55,407)     (60,403)
    Repayment of note payable                                     --        (65,000)
                                                             ---------    ---------
      Net cash provided by financing activities                303,580       72,619
                                                             ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            51,802       (2,405)

  Cash and cash equivalents, at beginning of year                2,688       15,069
                                                             ---------    ---------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                  $  54,490    $  12,664
                                                             =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash during the period for:
    Income taxes paid                                        $     723    $     455
    Interest paid                                            $    --      $   2,151

SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

    9,070,000 shares of common stock issued to
      replace shareholder debt and accounts payable          $ 544,200    $    --

                       See notes to financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004
                                   (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

      In the opinion of management, the accompanying unaudited interim financial statements of Icy Splash Food and Beverage, Inc. contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2004 and December 31, 2003 (audited) and the results of operations for the three months and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003.

The results of operations for the three months and nine months ended Septmeber 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2003, which is incorporated herein by reference. Certain notes included in Form 10-KSB have been condensed or omitted from this report in accordance with the rules for Forms 10-Q and 10-QSB.

Certain reclassifications have been made in the September 30, 2003 financial statements to conform to the current fiscal year presentation.

NOTE 2 - GOING CONCERN:

      As shown in the accompanying financial statements, the Company has a net operating loss of $60,368 for the nine month period ending September 30, 2004 and an accumulated deficit of $1,014,080 as of September 30, 2004. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. Management is actively pursuing additional capital and has initiated new distribution agreements with established distributors of its products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - LOANS PAYABLE - SHAREHOLDERS:

      At December 31, 2003 the Company owed an aggregate of $193,765 to one of its shareholders. The loans are non-interest bearing and have no formal repayment terms. During the second quarter of 2003, a shareholder paid a $65,000 note payable to a bank on behalf of the Company. The payment was recorded as an increase to the shareholder's loan.


NOTE 4 - CAPITAL STOCK:

During the third quarter of 2004, the Company replaced $540,000 of debt payable to shareholders by issuing 9,000,000 shares of stock. As of September 30, 2004, $42,656 representing amounts due from shareholders in order to fully satisfy the recorded value of the shares issued, has been reflected as stock subscription receivable. Additionally, the Company replaced $4,200 of accounts payable by issuing 70,000 shares of stock.

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

RESULTS  OF  OPERATIONS

      Net sales for Icy Splash Food & Beverage, Inc. (the "Company") increased 366.5%, from $111,022 in the three months ended September 30, 2003 to $517,941 in the three months ended September 30, 2004, and increased 113.6%, from $537,123 in the nine months ended September 30, 2003 to $1,147,288 in the nine months ended September 30, 2004. For the three months ended September 30, 2003 gross sales of Icy Splash (TM) Clear and other manufacturers' products, before price discounts and other sales incentives, were 60.8% and 39.2%, respectively. For the nine months ended September 30, 2003 gross sales of Icy Splash (TM) Clear and other manufacturers' products, before price discounts and other sales incentives, were 48.9% and 51.1%, respectively. For the three months ended September 30, 2004 gross sales of Icy Splash (TM) Clear and other manufacturers' products, before price discounts and other sales incentives, were 9.4% and 90.6%, respectively. For the nine months ended September 30, 2004 gross sales of Icy Splash (TM) Clear and other manufacturers' products, before price discounts and other sales incentives, were 83.2% and 16.8%, respectively. The increase in sales and increase in sales mix for other manufacturers' products is a result of managements decision during the third quarter of 2002 to engage a number of selling/marketing entities to promote and distribute the Company's products and to increase the products available for distribution. The increase of sales of other manufacturers' products of $443,650 for the three months ended September 30, 2004 versus the same three month period last year and $679,196 for the nine months ended September 30, 2004 versus the same nine month period last year is predominately due to new product lines added to local distribution. The new items are less seasonal than soft drinks and should help to lessen the effect of seasonal sales.

      The gross profit margin was 23.4% in the third quarter of 2004 versus 26.0% in the third quarter of 2003, and 22.8% in the first nine months of 2004 versus 27.9% in the first nine months of 2003. The decrease in gross profit from 2003 to 2004 is predominately from the change in sales mix which decreased the percentage of the Company's products and increased the percentage of other manufacturers' products. Other manufacturers' products have smaller profit margins than the Company's products. Additionally, new vendors do not always give the most favorable price to new customers. However, management believes that profit margins will increase as the Company establishes relationships with vendors and improves buying power through larger volume purchases, as well as developing private label items.

      Selling expenses were $69,120 in the third quarter of 2004, compared with $19,955 in the third quarter of 2003, 13.3% and 18.0% of sales, respectively, and $138,175 in the first nine months of 2004, compared with $60,732 in the first nine months of 2003, 12.0% and 11.3% of sales, respectively. The largest item in selling expenses is distribution expenses, which were $40,147 in the third quarter of 2004, compared with $16,542 in the third quarter of 2003, 7.8% and 14.9% of sales, respectively, and $84,313 for the nine months ended September 30, 2004, compared with $47,150 for the nine months ended June 30, 2003, 7.3% and 8.8% of sales, respectively. The increase in distribution expenses is due to an increase in local distribution.

      General and administrative expenses were $83,004 in the third quarter of 2004, compared with $22,528 in the third quarter of 2003, 16.0% and 20.3% of sales, respectively, and $183,523 in the nine months ended September 30, 2004, compared with $97,731 in the nine months ended September 30, 2003, 16.0% and 18.2% of sales, respectively. Management has continued its efforts to keep administrative costs low until the Company raises additional capital.

      Vehicle expenses were $18,964 in the third quarter of 2004, compared with $648 in the third quarter of 2003, 3.7% and 0.6% of sales, respectively, and $32,439 for the nine months ended September 30, 2004, compared with $5,775 for the nine months ended September 30 ,2003, 2.8% and 1.1% of sales, respectively. Rent expense was $13,943 for the third quarter of 2004, compared with $400 in the third quarter of 2003, 2.7% and 0.4% of sales, respectively, and $24,343 for the first nine months of 2004, compared with $2,800 for the first nine months of 2003, 2.1% and 0.5% of sales, respectively. Both vehicle and rent expenses are a reflection of management's decision to distribute a larger variety of products, with some local distribution. The rent increased in May 2004 from $400 per month for office space only to $4,400 per month for office space and warehouse space. The warehouse space was necessary for local distribution.

      Bad debt expense was $5,280 for the third quarter of 2004 versus $1,138 for the third quarter of 2003, 1.0% and 1.0% of sales, respectively. Bad debt expense was $11,699 for the nine months ended September 30, 2004 versus $5,775 for the nine months ended September 30, 2003, 1.0% and 1.1% of sales, respectively.

      Interest expense was $0 for the third quarter of 2004 versus $125 for the third quarter of 2003, 0% and 0.1% of sales, respectively, and $0 for the nine months ended September 30, 2004 versus $2151 for the nine months ended September 30, 2003, 0% and 0.4% of sales, respectively.

      There was a loss from operations for the third quarter of 2004 of $31,140, compared with a loss of $13,613 for the third quarter of 2003, with an operating loss percentage of 6.0% of sales for the third quarter of 2004 and 12.3% for the third quarter of 2003. There was a loss from operations for the nine months ended September 30, 2004 of $60,368, compared with a loss of $8,687 for the nine months ended September 30, 2003, with an operating loss of 5.3% for the nine months ended September 30, 2004 and an operating loss of 1.6% for the nine months ended September 30, 2003. Net losses and as a percent of sales for the third quarter of 2004 were $31,522 and 6.1%, compared to $13,852 and 12.5% for the third quarter of 2003. Net loss and net loss as a percent of sales for the nine months ended September 30, 2004 were $60,978 and 5.3% compared to $11,180 and 2.1% for the nine months ended September 30, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

      Working capital increased $439,519 from December 31, 2003 to September 30, 2004, predominately as a result of issuing common stock to replace $540,000 of shareholder debt.

      Net cash flow used by operating activities was $249,981 and $70,972 for the nine months ended September 30, 2004 and 2003, respectively. The cash used for 2004 was predominately for a buildup of inventory for local distribution and an increase of accounts receivable

      During the first nine months of 2004, the Company purchased $1,797 of fixed assets.

      During the first nine months of 2004, the Company borrowed $358,987 from three shareholders, while repaying $55,407 and during the first nine months of 2003 it borrowed $190,652 from a shareholder, while repaying $60,403. Of the $190,652 borrowed from a shareholder during the first nine months of 2003, $65,000 reflected the pay off of a bank note payable by the shareholder.

      While the Company has no material capital commitments, we have experienced losses in the past and have negative cash flow from operating activities as of September 30, 2004. There is no assurance that we will be able to generate enough funds from either operations or equity/debt financing to sustain the Company in the future.

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

As of September 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange
Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 2. CHANGES IN SECURITIES:

      During the last quarter, we issued 9,070,000 shares of common stock to replace $540,000 of debt and $4,200 of accounts payable. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

      Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

      Not Applicable

ITEM 5. OTHER INFORMATION:

      Not Applicable

ITEM 6. EXHIBITS

11.1 - Computation of per share earnings (loss)

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

Dated: November 22, 2004

                                         ICY  SPLASH  FOOD  &  BEVERAGE,  INC.

                                         By: /s/ Joseph Aslan
                                         ---------------------
                                         Joseph  Aslan
                                         President (Principal Executive Officer)

                                          /s/ Charles Tokarz
                                         ----------------------
                                         Charles Tokarz
                                         Chief Financial Officer