Form 10KSB
period 2004-12-31
ICY SPLASH FOOD & BEVERAGE INC
filed 2005-04-18
CIK 1070906

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                   [X] Annual Report Under Section 13 or 15(D)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2004

                 [_] Transition Report Under Section 13 or 15(D)
                     of the Securities Exchange Act of 1934

            For the Transition Period From ___________ to ___________

                         Commission File Number: 0-26155

                        ICY SPLASH FOOD & BEVERAGE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEW YORK                                                     11-3329510
--------                                                     ----------
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                               Identification No.)

535 WORTMAN AVENUE, BROOKLYN, NY                             11208
--------------------------------                             -----
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (718) 272-2765

Securities Registered Under Section 12(g) of the Exchange Act:

                         Common Stock, Par Value $0.001
                         ------------------------------
                                (Title of class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes [X] No [ ]

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


    State the registrant's revenues for its most recent fiscal year: $1,678,740


    State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant is approximately $505,035 as of April 11, 2005.


    State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date: 19,898,509 shares of the registrant's common stock were issued and outstanding as of April 11, 2005.

    Documents Incorporated by Reference

    None

    Transitional  Small  Business  Disclosure  Format  (check  one):
                                                                Yes[_] No [X]

                                TABLE OF CONTENTS




PART I                                                                     Page

Item  1.  Description  of  Business......................................    2
Item  2.  Description  of  Property......................................    9
Item  3.  Legal  Proceedings.............................................    9
Item  4.  Submission of Matters to a Vote of Security Holders ...........    9

PART II

Item  5.  Market for Common Equity and Related Stockholder Matters.......    10
Item  6.  Management's Discussion and Analysis or Plan of Operation......    11
Item  7.  Financial  Statements..........................................    16
Item  8.  Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure.......................................    16
Item 8A.  Controls and Procedures........................................    16
Item 8B.  Other Information..............................................    17

PART  III

Item  9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act..............    18
Item  10.  Executive  Compensation.......................................    19
Item  11.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters ..................    20
Item  12.  Certain  Relationships  and  Related  Transactions............    20
Item  13.  Exhibits  and  Reports  ......................................    22
Item  14.  Principal Accountant Fees and Services........................    22

Signatures...............................................................    23

                           FORWARD LOOKING STATEMENTS


         Statements contained in this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on the beliefs and current expectations of and assumptions made by our management. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

        o increases in prices of raw materials and finished goods that we purchase,
        o the market acceptance and amount of sales of our products,
        o our success in increasing revenues and reducing expenses,
        o the extent of the enactment, enforcement and strict interpretations of laws relating to food production and distribution,
        o our ability to achieve and manage our growth
        o our ability to implement and maintain internal controls
        o the competitive environment within the industries in which we operate,
        o our limited geographic concentration of our sales,
        o our ability to raise additional capital to fund our activities,
        o our ability to continue as a going concern,
        o our dependency on key executives, and
        o the other factors and information disclosed and discussed under the "Risk Factors" section of Item 1 and in other sections of this Annual Report on Form 10-KSB.

         Investors should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


         In this Annual Report, "Icy Splash," "the Company," "we," "us," and "our" each refers to Icy Splash Food & Beverage, Inc.


                              AVAILABLE INFORMATION


         We are subject to the filing requirements of the Securities and Exchange Act of 1934 and file periodic reports with the Securities and Exchange Commission. You may read and copy any documents that we have filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. You may also call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. Our SEC filings are available on the SEC's internet site at www.sec.gov.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------

GENERAL
-------

         We produce and distribute Icy Splash beverages, a line of carbonated beverages. These include Icy Splash (TM) clear, a line of naturally fruit-flavored, carbonated soda soft drinks. In early 2005, we began producing and distributing a proprietary line of baked goods, including pastries. In addition, we distribute third party products, including specialty food products, refrigerated products, and a line of third party health and beauty aids ("HBA"). Our product lines are currently supplied directly to supermarket chains, gourmet stores, delicatessens, grocery stores, convenience stores, 99 Cent Stores and distributors in the New York metropolitan area. We offer direct delivery to stores.

         We outsource production of "Icy Splash" beverage products. Independent contractors produce components for production to our specifications and ship them to an independent co-packer bottling facility. The components include pre-labeled bottles, caps, labels, flavors and preprinted boxes. The product is directly shipped from the bottling plant in trailer loads to distributors, chain stores and our warehouse in Brooklyn, New York. Production of our pastry lines of products are made in our bakery facility and shipped directly to our customers.

         We distribute our products from our Brooklyn, New York locations. Sales, marketing, billing and administrative activities are performed at our principal executive offices.

         Currently, we import various lines of specialty food and HBA products from Canada, Mexico, Argentina, Honduras, Greece, Turkey, Israel, Egypt, Oman, China, and India. Some of these items are under brand names which we have exclusivity. We market and sell these products, together with domestically produced products, to our customer base using our sales force and our warehouse systems, our refrigerated and non-refrigerated trucks. We also export over-the-counter pharmaceutical and HBA products to Europe and the Middle East.

         We intend to expand our distribution operations by widening the product lines we import, produce, and domestically purchase. As we establish stronger relationships with our suppliers, we also intend to sell products to other distributors on a wholesale basis. We also plan to expand our over-the-counter pharmaceutical product and HBA lines and increase our export sales of these products to our current and future customers.

         We are considering expanding our operations through development of new divisions and joint ventures, though we have no definitive plans in this regard at this time.

         We were incorporated in the State of New York on June 17, 1996. Our principal address is 535 Wortman Avenue, Brooklyn, New York 11208. Our telephone number is (718) 272-2765 and our website is www.icysplash.com.

Products and Marketing
----------------------

        In 2004, we expanded our business to include distribution of a full line of HBA products. In this way, we are able to better benefit from our expansion into local distribution. In early 2005, we further expanded our product line by including milk and dairy products and added refrigerated trucks for the delivery of these new lines of products. We plan to add a refrigerated storage facility and expand the refrigerated product lines to be sold to our current customer base. In early 2005, we also acquired baking and baking-related equipment for approximately $95,000. In addition, we now distribute baked bread. The acquisition of bakery equipment, and the inclusion of bread in our product line, is facilitating our addition of a bakery operation that includes two units. The first unit is bread distribution, and the second unit is high quality pastry products.

         In early 2005, we entered into a license and warehousing agreement with MountSpil Products Corp. pursuant to which we are the exclusive seller of MountSpil's products in the tri-state area of New York, New Jersey and Connecticut. The agreement provides that we can utilize the MountSpil and Shan logos and trade names for the products. Under this agreement, MountSpil also provides certain warehousing services to us.

         We believe that our expansion has established us as one of the leading suppliers of products to 99 Cent stores in New York, New Jersey, Pennsylvania and Connecticut. This represented approximately 70% of our net sales in 2004.

Dependence on Major Customers
-----------------------------

         For the year ended December 31, 2004, no single customer accounted for 10% of our total sales. For the year ended December 31, 2003, sales to one customer (Haddon House) were $152,621, or 22.34% of our net sales.

Sources and Availability of Raw Materials and Suppliers
-------------------------------------------------------

         We are dependent upon a ready supply of products and raw materials from abroad and/or locally. The prices for these materials are determined by the general market, and may change at any time. Furthermore, we are not engaged in any purchasing agreements with our suppliers which provide for mechanisms alleviating price fluctuations of raw materials and finished goods. Therefore, increases in prices for any of these raw materials could have a material adverse impact on our results of operations and financial position. While we believe that there are numerous alternative suppliers for the products and raw materials, the loss of a supplier could adversely impact our operations, particularly in that the time it would take to effect a change could significantly impact our business in the short term should a change become necessary.

Competition
-----------

         The food production and distribution industries are highly competitive. Our products compete with similar products. There can be no assurance that we will be able to compete successfully. Many of our competitors have far greater financial, operational and marketing resources than us. Furthermore, the distribution industry is characterized by rapid changes, including changes in consumer tastes and preferences, which may result in product obsolescence or short product life cycles. As a result, competitors may be developing products of which we are unaware that may be similar or superior to our products. Accordingly, there is no assurance that we will be able to compete successfully or that our competitors or future competitors will not develop products that render our products less marketable.

         Competitors in the beverage industry include distributors of nationally advertised and marketed products as well as chain store and private label soft drinks. We believe that the principal method of competition include brand recognition, price and price promotion, retail space management, service to the retail trade, new product introductions, packaging changes, distribution methods and advertising.

         Competitors in the distribution industry include distributors that carry products similar to ours, as well as carrying a broader array of product lines. We believe that our current diversified product lines and sources and our flexibility and innovation in developing and implementing new methods of marketing and distributing will strengthen our position in the market and permit us to compete effectively against our competitors.

New Products
------------

        In 2004, we expanded our business to include distribution of a full line of HBA products. In this way, we are able to better benefit from our expansion into local distribution. In early 2005, we further expanded our product line by including milk and dairy products and added refrigerated trucks for the delivery of these new lines of products. We plan to add a refrigerated storage facility and expand the refrigerated product lines to be sold to our current customer base. In early 2005, we also acquired baking and baking-related equipment for approximately $95,000. In addition, we now distribute baked bread. The acquisition of bakery equipment, and the inclusion of bread in our product line, is facilitating our addition of a bakery operation that includes two units. The first unit is bread distribution and the second unit is high quality pastry products.

         In early 2005, we entered into a license and warehousing agreement with MountSpil Products Corp. pursuant to which we are the exclusive seller of MountSpil's products in the tri-state area of New York, New Jersey and Connecticut. The agreement provides that we can utilize the MountSpil and Shan logos and trade names for the products. Under this agreement, MountSpil also provides certain warehousing services to us.

Government Regulation
---------------------

         The production, distribution and sale of our products are subject to the Federal Food, Drug and Cosmetic Act, the Occupational Safety and Health Act and various federal and state statutes regulating the production, sale, safety, advertising, labeling and ingredients of such products. Compliance with all such regulations may be time-consuming and expensive. To the best of our knowledge, we comply with necessary state and federal laws necessary to operate a beverage, pastry production and distribution company in our market area.

         We cannot predict the impact of possible changes that may be required in response to future legislation, rules or inquires made from time to time by governmental agencies. Food and Drug Administration regulations may, in certain circumstances, affect the ability of us, as well as others in the industry, to develop and market new products. However, we do not presently believe that existing applicable legislative and administrative rules and regulations will have a significant impact on operations. We believe that we are in compliance with such laws. We offer our bottled products in returnable containers in compliance with applicable recycling laws. Also, in compliance with applicable recycling laws, we employ the services of various recycling companies to recycle our used bottles. The cost to us of these recycling services were $1,448 and $2,650 in 2004 and 2003, respectively. Compliance with, or any violation of, current and future laws or regulations could require material expenditures by us or otherwise have a material adverse effect on our business.

         We require all suppliers of our products to include us as an additionally insured on their product liability insurance policies and provide us with insurance certificates.

Intellectual Property
---------------------

         We have registered our trademark "Icy Splash" with the United States Patent and Trademark Office (Reg. No. 2,338,880). We do not have any registered patents.

         In early 2005, we entered into a license and warehousing agreement with MountSpil Products Corp. pursuant to which we are the exclusive seller of MountSpil's products in the tri-state area of New York, New Jersey and Connecticut. The agreement provides that we can utilize the MountSpil and Shan logos and trade names for the products. Under this agreement, MountSpil also provides certain warehousing services to us.

Licenses and Permits
--------------------

         While we believe that we are in substantial compliance with all of our licensing and permit requirements, and we, or our personnel, maintain the required licenses and permits in all locations for which we conduct any applicable operations, we may need additional licenses, patents or permits in areas into which we plan to expand our operations. In addition, we may be required to obtain additional permits or licenses if new legislation or regulations are enacted or existing legislation or regulations are amended or enforced differently than in the past. There can be no assurance that we will be able to continue to comply will all of the permit and licensing requirements applicable to our business.

Employees
---------

         We presently have 17 employees. Joseph Aslan, our President and Chief Executive Officer and Yifat Aslan, our Vice President in charge of operations, conduct all of our operations. In addition to clerical staff and drivers, we employ two sales managers, managing a sales force that consists of 10 independent sales persons. Charles Tokarz, our Chief Financial Officer and Treasurer, primarily provides information technology services, staff training and assistance in the preparation of our financial statements and disclosure required under the Securities

Exchange Act of 1934. Mr. Tokarz serves as a consultant. See "Certain Relationships and Related Transactions." We believe that we have a good working relationship with all of our employees. Our employees are not subject to any union labor contract or collective bargaining agreement.


                                  RISK FACTORS


         Our operations, as well as an investment in our securities, involve numerous risks and uncertainties. The reader should carefully consider the risk factors discussed below and elsewhere in this Annual Report on Form 10-KSB before making any investment decision involving our securities.

INCREASES IN PRICES COULD ADVERSELY AFFECT OUR FINANCIAL POSITION.

         Our ability to obtain raw materials and finished goods at attractive prices are keys to our financial viability and potential profitability. We are dependent upon a ready supply of products and raw materials from abroad and/or locally. The prices for these materials are determined by the general market, and may change at any time. Furthermore, we are not engaged in any purchasing agreements with our suppliers which provide for mechanisms alleviating price fluctuations of raw materials and finished goods. Therefore, increases in prices for any of these raw materials could have a material adverse impact on our results of operations and financial position. While we believe that there are numerous alternative suppliers for the products and raw materials, the loss of a supplier could adversely impact our operations, particularly in that the time it would take to effect a change could significantly impact our business in the short term should a change become necessary.

         In light of our recent expansion into the business of distributing third-party products, we have become dependent on obtaining these products at prices that allow us to operate successfully. While we have the option to discontinue items that become too expensive, this could cause disruptions to our product line.

WE HAVE HAD LOSSES AND SUCH LOSSES MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

         We had a net loss of $130,437 for the fiscal year ended December 31, 2004 and a net loss of $40,648 for the fiscal year ended December 31, 2003. There can be no assurance that we will be profitable in the future. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue to expand our revenues and our operating margins.

OUR FINANCIAL STATEMENTS INCLUDE A CONCERN RAISED BY OUR INDEPENDENT AUDITORS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our independent auditors raised a concern in their report on our financial statements for fiscal 2004 about our ability to continue as a going concern. Our auditors have stated that due to our lack of profitability, there is "substantial doubt" about our ability to continue as a going concern. Our auditors view about our ability to continue as a going concern may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

WE MAY NOT BE ABLE TO ACHIEVE AND MANAGE PLANNED EXPANSION.

         We face many business risks associated with rapidly growing companies, including the risk that our existing management, information systems and financial controls will be inadequate to support our planned expansion. Our growth plans will require us to expend significant management time and effort and additional resources to ensure the continuing adequacy of our financial controls, operating procedures, information systems, product purchasing, warehousing and distribution systems and employee training programs. We cannot predict whether we will be able to effectively manage these increased demands or respond on a timely basis to the changing demands that our planned expansion will impose on our management, information systems and financial controls. If we fail to continue to add management personnel or to improve our management information systems and financial controls or if we encounter unexpected difficulties during expansion, our business, financial condition, operating results or cash flows could be materially adversely affected.

IF WE ARE UNABLE TO IMPROVE OUR GROSS MARGIN WE MAY NEVER ACHIEVE PROFITABILITY.

         The food and beverage production, and the food, beverage and HBA distribution industries, are highly competitive. Our gross profit margin decreased to 23.2% for the fiscal year ended December 31, 2004 from a gross profit margin of 25.9% for the fiscal year ended December 31, 2003. Our decline in gross profit margin was predominately caused by our increase in promotional expenditures and the increased percentage of our revenues attributable to distributing third-party products, on which we generally recognize a smaller gross margin. We initially purchase new product lines in smaller quantities while we test the market for these new products. Our gross margin on these products were particularly lower because we anticipate that as certain new product lines succeed, we will be able to obtain these products at lower cost, due to larger volume orders that we anticipate we will be able to purchase, and this is expected to have a positive impact on our gross margins. Should we not be able to improve our gross margin on these new product lines, our profitability will suffer. There can be no assurance that we will be able to increase our gross margins.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

         We expect that we will require additional funds to sustain and expand our sales and marketing activities. We anticipate that we will require up to approximately $200,000 to fund our continued operations for the next twelve months, depending on revenue and profits, if any, from operations. We expect that additional capital will be required to implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital would be expected to restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

WE MAY BE UNABLE TO COMPETE SUCCESSFULLY IN THE HIGHLY COMPETITIVE FOOD AND BEVERAGE PRODUCTION, AND FOOD, BEVERAGE AND HBA DISTRIBUTION INDUSTRIES.

         The food and beverage production, and the food, beverage and HBA distribution industries are highly competitive. Our products are sold in competition with all similar products. There can be no assurance that we will be able to compete successfully. Many of our competitors have far greater financial, operational and marketing resources than we do. Furthermore, the food and beverage production, and food, beverage and HBA distribution industries are characterized by rapid changes, including changes in consumer tastes and preferences, which may result in product obsolescence or short product life cycles. As a result, competitors may be developing products of which we are unaware which may be similar or superior to our products. Accordingly, there is no assurance that we will be able to compete successfully or that our competitors or future competitors will not develop products that render our products less marketable.

         Competitors in the food and beverage production, and food, beverage and HBA distribution industries include distributors of nationally advertised and marketed products as well as chain stores and private labels. The principal method of competition include brand recognition, price and price promotion, retail space management, service to the retail trade, new product introductions, packaging changes, distribution methods and advertising. See "Business - Competition."

DUE TO THE GEOGRAPHIC CONCENTRATION OF OUR SALES WE COULD BE MORE ADVERSELY AFFECTED BY AN ECONOMIC DOWNTURN THAN OUR LARGER COMPETITORS.

         We serve limited market areas, which in turn leaves us more susceptible to an adverse impact affected by an economic downturn in our market areas than our larger more geographically diverse competitors. Currently, our primary market area is limited to the New York, New Jersey, Connecticut and Pennsylvania. If any of these areas suffer an economic downturn, our business and financial condition may be severely affected. Our larger competitors serve a more geographically diverse market area, parts of which may not be affected by the same economic conditions that exist in our primary market areas.

WE ARE DEPENDENT ON OUR KEY EXECUTIVES.

         Our future success will depend substantially upon the abilities of, and personal relationships developed by, Joseph Aslan, our President, Chief Executive Officer and one of our principal stockholders, as well as Sy Aslan, one of our directors and one of our principal stockholders, and Yifat Aslan, our Vice President in charge of operations. The loss of Joseph, Sy or Yifat Aslan's services could materially adversely affect our business and our prospects for the future. We do not have key person insurance on the lives of such individuals.

WE MAY INCUR MATERIAL LOSSES AS A RESULT OF PRODUCT RECALL AND PRODUCT
LIABILITY.

         We may incur material losses and costs as a result of product liability claims that may be brought against us if the consumption or usage of any of our products causes bodily injury, illness or death and/or property damage. We also may be required to recall some of our products if they become contaminated or are damaged or mislabeled. A significant product liability judgment against us, to the extent we are not insured, or a widespread product recall, could have a materially adverse effect on our business, financial condition and results of operations.

         Icy Splash is listed as an additional insured on product liability insurance policies for all food items we distribute. We are currently in the process of negotiating to include us as an additional insured on product liability insurance policies with regards to the pharmaceutical products we distribute.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO NUMEROUS RISKS.

         Currently, we import various lines of specialty foods and HBA products from Canada, Mexico, Argentina, Honduras, Greece, Turkey, Israel, Egypt, Oman, China and India. Net sales of these imported items represented approximately 25% of our net sales in fiscal 2004. We also export over-the-counter pharmaceutical and HBA products to Europe and the Middle East. Net sales of our exports amounts to approximately 3% of our net sales in fiscal 2004. We are subject to a number of factors which may impair our current or future international opportunities. These include:

        o  economic downturns;
        o  currency exchange rate fluctuations;
        o  international incidents; and
        o  government instability.

OUR PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS OWN A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT.

         Our officers and directors, in the aggregate, beneficially own approximately 76.95% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

        o  election of our board of directors;
        o  removal of any of our directors;
        o  amendment of our certificate of incorporation or bylaws; and
        o adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

         As a result of their ownership and positions, our directors and executive officers collectively are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

FUTURE SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

         Our officers and directors, in the aggregate, beneficially own approximately 76.95% of our outstanding common stock. Sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

         The Securities and Exchange Commission has adopted Rule 15g-9 which defines a "penny stock" as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

        o that a broker-dealer approve a person's account for transactions in penny stocks; and
        o the broker-dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
        o In order to approve a person's account for transactions in penny stocks, the broker or dealer must:
        o obtain financial information and investment experience objectives of the person; and
        o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

         The broker-dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

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

NO DIVIDENDS ON OUR COMMON STOCK.

         We have never declared or paid any dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We currently anticipate that we will retain all of our earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate that we will pay any cash dividends in the foreseeable future.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

         As of December 31, 2004, we subleased 1,200 square feet of office space, including the use of conference rooms and other common areas, and approximately 12,000 square feet of warehouse space at 535 Wortman Avenue, Brooklyn, New York 11208, on a month-to-month basis, from UMT Services Corp., a company which (a) is wholly-owned by Joseph Aslan, our Director, Chief Executive Officer and President, and (b) leases this space from unaffiliated third-party. From January 1, 2003 until June 30, 2004, we paid a monthly rent of $400. With the addition of warehouse space on July 1, 2004, we paid a monthly rent of $4,000 until December 31, 2004. We currently pay a rent of $4,750 for the use of such premises. Rent paid for the years ended December 31, 2004 and 2003 was $32,342 and $4,800, respectively. In 2005, we began subleasing approximately 9,000 square feet of the premises located at 40-24 22nd Street, Long Island City, New York, for a monthly rent of $3,600, of which we sublease approximately 3,000 square feet of such property to a third-party for $1,100 per month.

         In early 2005, we entered into a license and warehousing agreement with MountSpil Products Corp. pursuant to which we are the exclusive seller of MountSpil's products in the tri-state area of New York, New Jersey and Connecticut. The agreement provides that we can utilize the MountSpil and Shan logos and trade names for the products. Under this agreement, MountSpil also provides certain warehousing services to us.

          We consider our facilities sufficient for our present and currently anticipated future operations, and we believe that these properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         On March 19, 1997, we filed suit against Icy Splash, Inc., a predecessor of ours, and a former shareholder of Icy Splash, Inc. in Supreme Court, Kings County, New York. Our complaint asserted that Icy Splash, Inc. was misappropriating and/or converting our corporate assets, including the misuse of our Icy Splash trademark. On March 5, 2003, the Kings County Supreme Court entered a permanent injunction against the defendants enjoining the defendants from utilizing or misappropriating our intellectual property, including our trademark "Icy Splash" or from misappropriating, converting or interfering with our mail, receivables, or other assets.

         On January 24, 2005, the Appellate Division of the Supreme Court of the State of New York, Second Judicial Department, reversed the permanent injunction described above that enjoined Icy Splash, Inc. from utilizing or misappropriating our intellectual property, on the grounds that we failed to prove that Icy Splash, Inc. misappropriated our assets. However, the court stated that we "presented evidence that establishes" our ownership rights to our assets and trademark of Icy Splash.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

         Since June 14, 2001, our common stock has been quoted on the OTC Bulletin Board under the symbol "IFBV". The following table sets forth the range of quarterly high and low bid quotations, for the periods indicated. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions.

                                                   HIGH        LOW
Quarter Ended March 31,  2005                      ----        ---
-----------------------------

First Quarter                                      $0.14       $0.07


                                                   HIGH        LOW
Year Ended December 31,  2004                      ----        ---
-----------------------------

First Quarter                                      $0.50       $0.20
Second  Quarter                                    $0.25       $0.10
Third  Quarter                                     $0.16       $0.07
Fourth  Quarter                                    $0.14       $0.08

                                                   HIGH        LOW
                                                   ----        ---
Year Ended December 31, 2003
----------------------------

First Quarter                                      $0.51       $0.15
Second  Quarter                                    $0.51       $0.24
Third  Quarter                                     $1.10       $0.29
Fourth  Quarter                                    $0.85       $0.36

Security Holders
----------------

         At April 11, 2005, there were 19,898,509 shares of our common stock outstanding which were held by approximately 38 stockholders of record.

Dividends
---------

         We have never declared or paid cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and we do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Recent Sales of Unregistered Securities
---------------------------------------

         On August 18, 2004, Joseph Aslan, who is a director, and our President and Chief Executive Officer, Sy Aslan, one of our directors, Shlomo Aslan, one of our shareholders, Yifat Aslan, our Vice President of Operations, and Icy Splash entered into an oral agreement, as disclosed on our Form 10-QSB filed on November 22, 2004, pursuant to which we issued an aggregate of 9,000,000 shares of our common stock to such persons. 5,000,000 of these shares were issued to Joseph Aslan; 2,000,000 of these shares were issued to Sy Aslan; 1,300,000 of these shares were issued to Yifat Aslan; and 700,000 of these shares were issued to Shlomo Aslan. These shares were issued in consideration for our receipt of payments to or on our behalf totaling $540,000 in the aggregate. The price per share was approximately 75% of the market price per share at the time of issuance. On April 5, 2005, we entered into a rescission and stock purchase agreement with Joseph Aslan, Shlomo Aslan, Sy Aslan and Yifat Aslan.

Pursuant to the terms of the rescission and stock purchase agreement, we cancelled the 9,000,000 shares issued to Joseph Aslan, Shlomo Aslan, Sy Aslan and Yifat Aslan and in consideration for contributions by these persons in an aggregate amount of $540,000 through January 7, 2005, we issued 5,400,000 shares to Sy Aslan, Joseph Aslan, Shlomo Aslan and Yifat Aslan in the aggregate. 3,000,000 shares were issued to Joseph Aslan, 1,200,000 shares were issued to Sy Aslan, 780,000 shares were issued to Yifat Aslan, and 420,000 shares were issued to Shlomo Aslan. These shares were issued at the current market price of $0.10 per share.

         On December 2, 2004, Sy Aslan, one of our directors, Joseph Aslan, who is a director and our President and Chief Executive Officer, Yifat Aslan, our Vice President of Operations, and Icy Splash entered into a stock agreement pursuant to which we issued an aggregate of 13,300,000 shares of our common stock to such persons. 6,000,000 of these shares were issued to Sy Aslan, 6,000,000 of these shares were issued to Joseph Aslan and 1,300,000 of these shares were issued to Yifat Aslan. These shares were issued in consideration for the commitment by these persons to provide $1,000,000 in funding. The price per share was approximately 75% of the market price per share at the time of issuance. On March 31, 2005, we entered into a rescission and stock purchase agreement with Joseph Aslan, Sy Aslan and Yifat Aslan. Pursuant to the terms of the rescission and stock purchase agreement, we cancelled the 13,300,000 shares issued to Joseph Aslan, Sy Aslan and Yifat Aslan and in consideration for contributions by these persons in an aggregate amount of $444,999, we issued 3,423,009 shares to Sy Aslan, Joseph Aslan and Yifat Aslan in the aggregate. 1,544,211 shares were issued to Joseph Aslan, 1,544,211 shares were issued to Sy Aslan and 334,587 shares were issued to Yifat Aslan. These shares were issued at the current market price of $0.13 per share.

         All of the foregoing securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

            The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

            This discussion contains forward-looking statements that are subject to a number of known and unknown risks, that in addition to general, economic, competitive and other business conditions, could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements, as more fully discussed in "Part I - Forward Looking Statements" in this Annual Report on Form 10-KSB.

            We are subject to significant external factors that could significantly impact our business. These external factors could cause future results to differ materially from historical trends. These external factors are more fully discussed in "Item 1, Description of Business - Risk Factors" in this Annual Report on Form 10-KSB.

Overview
--------

            We manufacture and distribute "Icy Splash" beverages and baked goods, and we distribute third-party specialty food and beverage and HBA products, including, milk and dairy, over-the-counter pharmaceutical and HBA to customers including supermarket chains, gourmet stores, delicatessens, grocery stores, convenience stores and 99 Cent Stores in the New York metropolitan area. We import many of our specialty foods and HBA products, and distribute these products together with domestically produced products to our customer base using our sales force and warehouse systems. We deliver our products with our refrigerated and non-refrigerated trucks. Our cost of revenues primarily consists of the acquisition of products and raw material costs. Our general and administrative expenses consist primarily of vehicle, warehouse and office space leasing, payroll, insurance and professional fees.

Critical Accounting Policies
----------------------------

General
-------

      In the ordinary course of business, we have made a number of estimates and assumptions relating to our reporting of results of operations and financial position in our preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

      We have not made changes in any critical accounting policies during 2004. Any significant changes in critical accounting policies and estimates are discussed with the Joseph Aslan, our Chief Executive Officer, Director and major shareholder, Charles Tokarz, our Chief Financial Officer, Treasurer and Director, during the quarter in which a change is contemplated and prior to making such change.

Doubtful Accounts
-----------------

      We evaluate the collectibility of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer's inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable outstanding.

      Our review of potential bad debts considers the specific industry a particular customer operates in, such as supermarket chains, gourmet stores, grocery stores, convenience stores and 99 Cent Stores and mass merchandise retailers, and the general economic conditions that currently exist in that specific industry. We then consider the effects of concentration of credit risk in a specific industry and for specific customers within that industry.

Property, Plant and Equipment
-----------------------------

      Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to our business model or changes in our capital strategy could result in the actual useful lives differing from our current estimates. Factors such as changes in the planned use of manufacturing equipment, vending equipment, transportation equipment, warehouse facilities or software could also result in shortened useful lives. In those cases where we determine that the useful life of property, plant and equipment should be shortened, we would depreciate the net book value in excess of the estimated salvage value over its revised remaining useful life.

      We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value and we recognize an impairment loss.

Revenue Recognition
-------------------

            We recognize revenue from product sales at the time of passage of title and risk of loss to the customer based upon terms established with our customer. There are no further obligations on our part to adjust revenue recognition except for returns of product from our customers. We accept returns of products, if properly requested, authorized, and approved by us. We record an estimate of returns of products to be returned by our customers.

Price Discounts and Other Sales Incentives
------------------------------------------

            We offer sales incentives to our customers primarily in the form of volume incentive rebates and trade allowances. We account for sales incentives in accordance with EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)"
(EITF 01-9). The terms of sales incentives are offered from time to time and vary by customer. Except for other trade allowances, all sales incentives require the customer to purchase our products during a specified period of time. All sales incentives require our customers to claim the sales incentive within a certain time period (referred to as the "claim period") and claims are settled either by the customer claiming a deduction against an outstanding account receivable owed to us by the customer or by the customer requesting a check from us. We are unable to demonstrate that an identifiable benefit of the sales incentives has been received, as such, all costs associated with sales incentives are classified as a reduction of net sales. The following is a summary of the various sales incentive programs offered by us and the related accounting policies:

            Volume incentive rebates offered to customers require that minimum quantities of product be purchased during a specified period of time. The amount offered is either based upon a fixed percentage of our sales revenue to the customer or a fixed amount per unit sold to the customer. Certain of the volume incentive rebates offered to customers include a sliding scale of the amount of the sales incentive with different required minimum quantities to be purchased. We make an estimate of the ultimate amount of the rebate our customers will earn based upon past history with the customer and other facts and circumstances. We have the ability to estimate these volume incentive rebates, as there does not exist a relatively long period of time for a particular rebate to be claimed. We have historical experience with these sales incentive programs and a large volume of relatively homogenous transactions. Any changes in the estimated amount of volume incentive rebates are recognized immediately using a cumulative catch-up adjustment.

            Other trade allowances are additional sales incentives that we provide to customers subsequent to the related revenue being recognized. In accordance with EITF 01-9, we record the provision for these additional sales incentives at the later of when the sales incentive is offered or when the related revenue is recognized. Such additional sales incentives are based upon a fixed percentage of the selling price to the customer, a fixed amount per unit, or a lump-sum amount.

Inventories
-----------

            We value our inventory at the lower of the actual cost to purchase on a weighted moving average basis and/or the current estimated market value of the inventory less expected costs to sell the inventory. We regularly review inventory quantities on-hand and record a provision for excess and obsolete inventory based primarily on selling prices subsequent to the balance sheet date, indications from customers based upon current negotiations and purchase orders. A significant sudden increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. In addition, our industry is characterized by frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand.

            Our estimate of excess and obsolete inventory may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if we do not properly estimate the lower of cost or market of our inventory and it is therefore determined to be undervalued, we may have over-reported our cost of goods sold in previous periods and we would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Earnings Per Share
------------------

         We utilize Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("SFAS 128"), which changed the method for calculating earnings per share. SFAS 128 requires the presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding and for diluted earnings per share, also common equivalent shares outstanding. For 2004 and 2003, the impact of conversion of warrants would have been anti-dilutive and therefore was not considered in the calculation of diluted earnings per share.

Income Taxes
------------

         We utilize Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes"("SFAS 109"), which requires the use of the asset and liability approach of providing for income taxes. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Accordingly, we established a valuation allowance of $418,800 as of December 31, 2004.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

Net Sales
---------

         Net sales increased by 145.8%, from $683,108 in 2003 to $1,678,740 in 2004. For the year ended December 31, 2004, net sales of Icy Splash (TM) Clear, and other manufacturers' products, before price discounts and other sales incentives, were 13.1%, and 86.9%, respectively. For the year ended December 31, 2003 net sales of Icy Splash (TM) Clear, and other manufacturers' products, before price discounts and other sales incentives, were 43.3%, and 56.7%, respectively, of our net revenues. The increase in sales and increase in the percentages of our sales being attributable to third-party products is a result of the expansion and distribution activities and a decrease in sales of Icy Splash. The increase in sales of other manufacturers' products of $813,817 for 2004 versus last year is predominately due to new product lines added to our local distribution network. The new items are less seasonal than beverages and we anticipate that this change in product mix will help ameliorate the effects of seasonality in our revenue.

         In early 2005, we started a baked products business and began selling these products. We also added new specialty food products and HBA products. We expect these new products to account for a significant portion of our revenue in 2005.

Gross Profit
------------

         Our gross profit increased by $201,466 or 213.7%, from $177,184 in 2003 to $388,650 in 2004. Our gross profit margin decreased to 23.2% for the fiscal year ended December 31, 2004 from a gross profit margin of 25.9% for the fiscal year ended December 31, 2003. The decrease in profit margin was predominately caused by our increase in promotional expenditures and the increased percentage of our revenues attributable to distributing third-party products on which we generally recognize a smaller gross margin. We initially purchase new product lines in smaller quantities while we test the market for these new products. Our gross margin on these products were particularly lower because we anticipate that as certain new product lines succeed, we will be able to obtain these products at lower cost, due to larger volume orders that we anticipate we will be able to purchase, and this is expected to have a positive impact on our gross margins.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling expenses were $196,974 for 2004, an increase of $105,952 or 216.0% compared with $91,022 for 2003. These represented 11.7% and 13.3% of net sales in such years, respectively. The increase in selling expenses is primarily due to the costs associated with starting our own distribution activities in the New York metropolitan area.

         General and administrative expenses were $321,389 for 2004, an increase of $187,195 or 250.7% compared with $124,194 for 2003. These represented 18.5% and 18.2% of net sales in such years, respectively. We have continued its efforts to keep administrative costs low until we raise additional capital. Vehicle expenses were $63,205 for 2004, an increase of $51,865 or 557.0% compared with $11,340 for 2003. These represented 3.8% and 1.7% of, net sales, net expenses, respectively. Rent expense was $32,343 for 2004, an increase of $27,543 compared with $4,800 for 2003. These represented 1.9% and 0.7% of net sales in such years, respectively. Both vehicle and rent expenses are a reflection of management's decision to distribute a larger variety of products to our customers. The rent increased in July 2004 from $400 per month for only office space to $4,000 per month for office space and warehouse space. The warehouse space was necessary to implement our local distribution activities.

         Bad debt expense was $38,020 for 2004, an increase of $32,245 or 531.4% compared with $7,155 for 2003. These represented 2.3% and 0.8% of net sales in such years, respectively.

Interest Expense
----------------

         Interest expense remained consistent in 2004 as compared to 2003. During 2003, we paid off a $65,000 note payable to a bank.

Net Loss
--------

         We incurred a loss from operations for 2004 of $129,713, an increase of $91,681 or 341.0% compared with a loss of $38,032 for 2003. Our operating losses were 7.7% of net revenues for 2004 and 5.6% for 2003. Net loss and net loss as a percentage of sales for 2004 were $130,437 and 7.8%, respectively, compared to $40,648 and 6.0% for 2004 and 2003, respectively. Our net loss is primarily due to the costs associated with the investments we made to develop our facilities and new product lines, which more than offset the increased net revenue and gross profit resulting from such activities.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2004, we had cash balances of $59,673, working capital of $237,195 and an accumulated deficit of $(1,083,539). As of December 31, 2003, we had cash balances of $2,688, working capital deficit of $142,298 and an accumulated deficit of $(953,102). In addition, we incurred net losses of $130,437 and $40,648 for the fiscal years ended December 31, 2004 and December 31, 2003, respectively. Our net cash flow used by operations amounted to $254,131 and $72,221, in fiscal 2004 and 2003, respectively.

         We have financed our operations primarily through the issuance of equity securities, through short-term borrowings from our major shareholders and through cash generated from operations. In our opinion, we do not expect to have sufficient working capital to fund our current operations and may need to raise at least $200,000 in additional capital over the next twelve months. However, market conditions and their effect on our liquidity may restrict our use of cash, and require us to borrow additional funds. Our future cash requirements are expected to depend on numerous factors, including, but not limited to: (a) the ability to grow our sales to our current customer base, (b) the ability to generate positive cash flow from operations, and the extent thereof, (c) the ability to raise additional capital or obtain additional financing, and (d) economic conditions. In the event that sufficient funding is not available externally, we may need to seek additional financing from our directors, and controlling shareholders. Such persons are under no contractual obligation to provide any funds. We currently have no credit facility for additional borrowing.

         In fiscal 2004, in order to address our cash flow and operational concerns, we borrowed $443,593 from our shareholders. During fiscal 2004, we repaid $140,013 of loans to our major shareholders. In addition, we received $11,300 in proceeds from subscription receivables. In fiscal 2004, we also purchased $3,764 of fixed assets.

         In fiscal 2003, in order to address our cash flow and operational concerns, we borrowed $201,852 from our shareholders and we received $28,210 in proceeds from subscription receivables. Also, we repaid $104,670 of loans to our major shareholders and to a related party. In addition, we repaid $65,000 of a bank note payable secured by certificates of deposit belonging to two major shareholders. These repayments were funded through cash generated from operations and did not require any borrowings other than the borrowings from our shareholders. In fiscal 2003, we also purchased $552 in fixed assets.


         While we currently have no material capital commitments, we have experienced net losses and except for the sale of common stock and net loans from our controlling shareholders we had negative cash flows for the year ended December 31, 2004. There is no assurance that we will be able to generate enough funds from either operations or equity/debt financing to sustain us in the future.

INFLATION

         We believe that inflation has generally not had a material impact on our operations.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have and are not reasonably likely to have any off-balance sheet arrangements that would have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

SEASONALITY

            The beverage production and beverage distribution industries are characterized by significant seasonal variations. Historically, a significant portion of our net sales have been realized during the month of December and the months of May through September, and levels of net sales and net earnings have generally been significantly lower during the period from October through April, excluding December. We expect our net sales and operating results from our beverage production and distribution to continue to be affected by these fluctuations in weather variation. Our net sales from beverage production and distribution activities currently account for between 5 to 10% of our net sales. Our revenues may also experience substantial variations as a result of a number of other factors, such as consumer preferences and introduction of competing products by competitors, as well as limited time promotional pricing and other offers made by retailers that do not carry our products. There can be no assurance that we will achieve consistent growth or profitability on a quarterly or annual basis.

ITEM 7.  FINANCIAL STATEMENTS.
-----------------------------

         Our Financial Statements are included herewith immediately following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-----------------------------------------------------------------------

         None.

ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

            As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this annual report on Form 10-KSB. During such time, in order to address issues relating to issuances of our shares and timely filing required disclosures with the SEC, we are in the process of designing and implementing procedures to assure that all transactions are properly implemented, with prompt public disclosure to the extent required.


            We are assigning high priority to the short-term and long-term correction of our internal control and disclosure weaknesses, and we will continue to evaluate the effectiveness of our internal controls and procedures on an on-going basis and we will take further action as might be appropriate. Other than designing the improvements discussed above, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

            In connection with the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that, except as noted above, and subject to the inherent limitations in all control systems, our current disclosure controls and procedures were effective as of the end of the period covered by this annual report to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
----------------------------

         There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

ITEM 8B. OTHER INFORMATION.
--------------------------

         On August 18, 2004, Joseph Aslan, who is a director, and our President and Chief Executive Officer, Sy Aslan, one of our directors, Shlomo Aslan, one of our shareholders, Yifat Aslan, our Vice President of Operations, and Icy Splash entered into an oral agreement, as disclosed on our Form 10-QSB filed on November 22, 2004, pursuant to which we issued an aggregate of 9,000,000 shares of our common stock to such persons. 5,000,000 of these shares were issued to Joseph Aslan; 2,000,000 of these shares were issued to Sy Aslan; 1,300,000 of these shares were issued to Yifat Aslan; and 700,000 of these shares were issued to Shlomo Aslan. These shares were issued in consideration for our receipt of payments to or on our behalf totaling $540,000 in the aggregate. The price per share was approximately 75% of the market price per share at the time of issuance. On April 5, 2005, we entered into a rescission and stock purchase agreement with Joseph Aslan, Shlomo Aslan, Sy Aslan and Yifat Aslan. Pursuant to the terms of the rescission and stock purchase agreement, we cancelled the 9,000,000 shares issued to Joseph Aslan, Shlomo Aslan, Sy Aslan and Yifat Aslan and in consideration for contributions by these persons in an aggregate amount of $540,000 through January 7, 2005, we issued 5,400,000 shares to Sy Aslan, Joseph Aslan, Shlomo Aslan and Yifat Aslan in the aggregate. 3,000,000 shares were issued to Joseph Aslan, 1,200,000 shares were issued to Sy Aslan, 780,000 shares were issued to Yifat Aslan, and 420,000 shares were issued to Shlomo Aslan. These shares were issued at the current market price of $0.10 per share.

         On December 2, 2004, Sy Aslan, one of our directors, Joseph Aslan, who is a director and our President and Chief Executive Officer, Yifat Aslan, our Vice President of Operations, and Icy Splash entered into a stock agreement pursuant to which we issued an aggregate of 13,300,000 shares of our common stock to such persons. 6,000,000 of these shares were issued to Sy Aslan, 6,000,000 of these shares were issued to Joseph Aslan and 1,300,000 of these shares were issued to Yifat Aslan. These shares were issued in consideration for the commitment by these persons to provide $1,000,000 in funding. The price per share was approximately 75% of the market price per share at the time of issuance. On March 31, 2005, we entered into a rescission and stock purchase agreement with Joseph Aslan, Sy Aslan and Yifat Aslan. Pursuant to the terms of the rescission and stock purchase agreement, we cancelled the 13,300,000 shares issued to Joseph Aslan, Sy Aslan and Yifat Aslan and in consideration for contributions by these persons in an aggregate amount of $444,999, we issued 3,423,009 shares to Sy Aslan, Joseph Aslan and Yifat Aslan in the aggregate. 1,544,211 shares were issued to Joseph Aslan, 1,544,211 shares were issued to Sy Aslan and 334,587 shares were issued to Yifat Aslan. These shares were issued at the current market price of $0.13 per share.

         All of the foregoing securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
-----------------------------------------------------------------------

         The following persons are our current executive officers and directors:

Name                  Age    Position
----                  ---    --------
Joseph  Aslan         50     President, Chief Executive Officer and  Director
Charles  Tokarz       58     Chief  Financial  Officer,  Treasurer  and Director
Sy  Aslan             59     Director
Yifat Aslan           27     Vice President

         Directors are elected in accordance with our by-laws to serve until the next annual stockholders meeting and until their successors are elected in their stead. We do not currently pay compensation to directors for services in that capacity. Officers are elected by the Board of Directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the Board of Directors.

         Joseph Aslan and Sy Aslan are brothers. Yifat Aslan is the daughter of Joseph Aslan.

         Joseph Aslan has served as our President, Chief Executive Officer and Director since our inception in June of 1996. Prior to joining us, from 1994 to 1996, Mr. Aslan was the co-owner and manager of Tribeca Classics, Inc., his family-owned textile business. Mr. Aslan has over 15 years of experience in finance and business management.

         Charles Tokarz is our Chief Financial Officer, Treasurer and Director. He has held this position since April 1998. He is also President and founder of Select CFO Partners, Inc., a company providing financial and accounting services to small public and private businesses. Prior to joining us, Mr. Tokarz served from 1997 to 1998 as Chief Financial Officer and Treasurer for Silver Star International, Inc., a publicly traded wholesale distributor of clothing and novelty items. From 1987 to 1997, he was self-employed as a Certified Public Accountant ("CPA"). From 1986 to 1987, Mr. Tokarz served as President of Gardner Capital, Corp., a small NASD broker-dealer specializing in equity financing for real estate projects. From 1984 to 1986, he served as Vice President of Finance for Retirement Corporation of America, a developer and manager of elderly housing and nursing home facilities. From 1978 to 1984, he served as Vice President and Controller for Fininvest, Ltd. and Appalachian Joint Venture, developers of luxury condominiums and office buildings. From 1976 to 1978, he served as Comptroller of the California Club, Inc., a country club owned by Caesar's World, Inc., a company listed on the New York Stock Exchange. He is a licensed CPA and has over 20 years of business, financial and financial planning experience. Mr. Tokarz holds a BS and an MBA from the University of Massachusetts.

         Sy Aslan is a Director. He has held this position since our incorporation in June of 1996. Since 1989, he has served as Director of Operations of United Management Technologies, a consulting firm focusing on developing and supporting effective management practices. He has been involved in the development and implementation of strategic management solutions for numerous Fortune 500 financial institutions for over 20 years. Mr. Aslan holds a BS and an MS in management and Industrial Engineering from Technion - Israel Institute of Technology.

         Yifat Aslan has been our Vice President in charge of operations since July 2002. Ms. Aslan holds a BA degree from New York University.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, all parties subject to the reporting requirements of
Section 16(a) of the Exchange Act have failed to timely file as follows: (a) Joseph Aslan has failed to timely file three Forms 4 with respect to five of his share transactions, (b) Sy Aslan failed to timely file four Forms 4 with respect to eight of his share transactions, (c) Yifat Aslan has failed to timely file three Forms 4 with respect to five of her share transactions, and (d) Charles Tokarz has failed to timely file twelve Forms 4 with respect to sixteen of his share transactions. It is expected that these parties will file such reports in the near term.


CODE OF ETHICS/AUDIT COMMITTEE FINANCIAL EXPERT

         Due the limited scope of our operations and our limited resources, we currently operate with three directors and three officers and have not adopted a code of ethics. For the same reasons, we do not have an independent audit committee, compensation committee or nominating committee and do not have an audit committee financial expert.

ITEM 10. EXECUTIVE COMPENSATION.
-------------------------------

         The following table summary compensation table sets forth, for the three years ended December 31, 2004, the cash and other compensation paid to Joseph Aslan, our president ,director and chief executive officer. No individual serviced as an executive officer of our company during 2004 whose total compensation, for services rendered during 2004, was $100,000 or more.

Summary Compensation Table:

                                                                       Other
Name &                                                               Restricted                 LTIP         All
Principal                                              Annual          Stock      Options     Payouts       Other
Position        Year       Salary ($)   Bonus ($)  Compensation ($)  Awards ($)   SARs ($)  Payouts ($)  Compensation
--------        ----       ----------   ---------  ----------------  ----------   --------  -----------  ------------
Joseph Aslan,   2004              0          0               0              0           0            0            0
CEO             2003          3,203          0               0              0           0            0            0
                2002            512          0               0              0           0            0            0


DIRECTOR COMPENSATION

         For the fiscal year ended December 31, 2004, our directors have not been compensated for their services as directors.

EMPLOYMENT ARRANGEMENTS

         We have an arrangement with Joseph Aslan, our President, Chief Executive Officer and Director pursuant to which he serves in such capacities without compensation. We reimburse Mr. Aslan for his expenses incurred in connection with his employment and provide medical insurance coverage. In this connection, we reimbursed and paid Mr. Aslan, $14,000, $12,000 and $12,000, in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

         We employ Charles Tokarz, our Chief Financial Officer, Treasurer and Director, on an hourly basis at a rate of $40 per hour pursuant to an oral agreement with his company, Select CFO Partners.

         We do not have any written agreements with any other of our executive officers, directors or employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-----------------------------------------------------------------------

                              BENEFICIAL OWNERSHIP

         The following table sets forth the beneficial ownership of our common stock as of April 11, 2005 of:

         o each person known by us to beneficially own 5% or more of the shares of outstanding common stock;
         o each of our executive officers and directs; and
         o all of our executive officers and directs as a group.

         Except as otherwise indicated:

         o all shares are beneficially owned, and investment and voting power is held, by the persons named as owners.

         Name of Beneficial Owner (1)        Number of shares Beneficially Owned          % Beneficially Owned (2)
         ----------------------------        -----------------------------------          ------------------------
         Joseph Aslan (3)                                   10,579,361   (3)                           53.17%
         Sy Aslan                                            3,044,211   (4)                           15.30%
         Joseph Anteri (5)                                   2,001,000                                 10.05%
         Yifat Aslan                                         1,424,587                                  7.16%
         Charles Tokarz                                        263,250   (6)                            1.32%
         All Officers and Directors as a
         group (4 persons)                                  15,311,409                                 76.95%

-------------------

(1) To our knowledge, except as set forth in the footnotes to this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the business address of each of the directors and executive officers in this table is as follows: Icy Splash Food & Beverage, Inc., 535 Wortman Avenue, Brooklyn, NY 11208.

(2) Percentage beneficially owned is based upon 19,898,509 shares of common stock issued and outstanding as of April 11, 2005. (3) Joseph Aslan is our President, Chief Executive Officer and Director and a brother of Sy Aslan. The ownership stated for Mr.
         Aslan does not include 200,000 shares owned by Mr. Aslan's spouse.

(4) Joseph Aslan and Sy Aslan may be deemed to hold 200,000 shares as joint beneficial owners.

(5)      Joseph Anteri's home address is 32-09 171ST Street, Flushing, NY 11358.

(6) Charles Tokarz disclaims beneficial ownership of 30,000 shares of common stock that are held in a Uniform Transfer to Minor account for the benefit of his daughter, of which his wife acts as custodian.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

         On August 18, 2004, Joseph Aslan, who is a director, and our President and Chief Executive Officer, Sy Aslan, one of our directors, Shlomo Aslan, one of our shareholders, Yifat Aslan, our Vice President of Operations, and Icy Splash entered into an oral agreement, as disclosed on our Form 10-QSB filed on November 22, 2004, pursuant to which we issued an aggregate of 9,000,000 shares of our common stock to such persons. 5,000,000 of these shares were issued to Joseph Aslan; 2,000,000 of these shares were issued to Sy Aslan; 1,300,000 of these shares were issued to Yifat Aslan; and 700,000 of these shares were issued to Shlomo Aslan. These shares were issued in consideration for our receipt of payments to or on our behalf totaling $540,000 in the aggregate. The price per share was approximately 75% of the market price per share at the time of issuance. On April 5, 2005, we entered into a rescission and stock purchase agreement with Joseph Aslan, Shlomo Aslan, Sy Aslan and Yifat Aslan. Pursuant to the terms of the rescission and stock purchase agreement, we cancelled the 9,000,000 shares issued to Joseph Aslan, Shlomo Aslan, Sy Aslan and Yifat Aslan and in consideration for contributions by these persons in an aggregate amount of $540,000 through January 7, 2005, we issued 5,400,000 shares to Sy Aslan, Joseph Aslan, Shlomo Aslan and Yifat Aslan in the aggregate. 3,000,000 shares were issued to Joseph Aslan, 1,200,000 shares were issued to Sy Aslan, 780,000 shares were issued to Yifat Aslan, and 420,000 shares were issued to Shlomo Aslan. These shares were issued at the current market price of $0.10 per share.

         On December 2, 2004, Sy Aslan, one of our directors, Joseph Aslan, who is a director and our President and Chief Executive Officer, Yifat Aslan, our Vice President of Operations, and Icy Splash entered into a stock agreement pursuant to which we issued an aggregate of 13,300,000 shares of our common stock to such persons. 6,000,000 of these shares were issued to Sy Aslan, 6,000,000 of these shares were issued to Joseph Aslan and 1,300,000 of these shares were issued to Yifat Aslan. These shares were issued in consideration for the commitment by these persons to provide $1,000,000 in funding. The price per share was approximately 75% of the market price per share at the time of issuance. On March 31, 2005, we entered into a rescission and stock purchase agreement with Joseph Aslan, Sy Aslan and Yifat Aslan. Pursuant to the terms of the rescission and stock purchase agreement, we cancelled the 13,300,000 shares issued to Joseph Aslan, Sy Aslan and Yifat Aslan and in consideration for contributions by these persons in an aggregate amount of $444,999, we issued 3,423,009 shares to Sy Aslan, Joseph Aslan and Yifat Aslan in the aggregate. 1,544,211 shares were issued to Joseph Aslan, 1,544,211 shares were issued to Sy Aslan and 334,587 shares were issued to Yifat Aslan. These shares were issued at the current market price of $0.13 per share.

         All of the foregoing securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

         We employ Charles Tokarz, our Chief Financial Officer, Treasurer and Director, on an hourly basis at a rate of $40 per hour pursuant to an oral agreement with his company, Select CFO Partners.

         We utilize the distribution services of "Aslanco" Inc. and UMT Services Corp., two companies which are wholly-owned by Joseph Aslan, who is our director, and our President and Chief Executive Officer. "Aslanco" Inc. and UMT Services Corp. assist in delivering our products directly to customers from the Company's warehouse. We believe that the fees charged by Aslanco and UMT for these delivery services are at least as favorable as we would be able to obtain from an unaffiliated third-party. In addition, we purchase various warehouse servicing related items based upon invoice pricing. Payments to these two companies during 2004 and 2003 were approximately $112,040 and $66,690, respectively.

         As of December 31, 2004, we subleased 1,200 square feet of office space, including the use of conference rooms and other common areas, and approximately 12,000 square feet of warehouse space at 535 Wortman Avenue, Brooklyn, New York 11208, on a month-to-month basis, from UMT Services Corp., a company which (a) is wholly-owned by Joseph Aslan, our Director, Chief Executive Officer and President, and (b) leases this space from an unaffiliated third-party. From January 1, 2003 until June 30, 2004, we paid a monthly rent of $400. With the addition of warehouse space on July 1, 2004, we paid a monthly rent of $4,000 until December 31, 2004. We currently pay a rent of $4,750 for the use of such premises. Rent paid for the years ended December 31, 2004 and 2003 was $32,342 and $4,800, respectively. In 2005, we began subleasing approximately 9,000 square feet of the premises located at 40-24 22nd Street, Long Island City, New York, for a monthly rent of $3,600, of of which we sublease approximately 3,000 square feet of such property to a third-party for $1,000 per month.

During 2003, we occupied approximately 1,200 square feet of office and warehouse space, including the use of conference rooms and other common areas, at 535 Wortman Avenue, Brooklyn, New York 11208, on a month-to-month basis, pursuant to an oral agreement with "Aslanco" Inc. a company which is wholly-owned by Joseph Aslan, a Director, Chief Executive Officer and President of the Company. We paid rent of $4,800 for the use of such premises in 2003.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

(a)      Exhibits

EXHIBIT  NO.    DESCRIPTION
------------    -----------

3.1 Certificate of Incorporation of Icy Splash (Incorporated by reference to Exhibit 3.1 to our Form 10-SB (Reg. No. 000-26155), filed May 21, 1999).
3.2 By-Laws of Icy Splash (Incorporated by reference to Exhibit 3.3 to our Form 10-SB, filed May 21, 1999).
4.1             Specimen Common Stock certificate (Incorporated by reference to
                Exhibit 3.2 to our Form 10-SB, filed May 21, 1999).
10.1 Consulting Agreement between Icy Splash and Pinnacle Capital Services, LLC, dated February 19, 2002 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (Reg. No. 333- 84338), filed March 15, 2002).
10.2 Rescission and Stock Agreement between Sy Aslan, Yifat Aslan, Joseph Aslan and Icy Splash, dated March 31, 2005, Incorporated by reference to Exhibit 10.2 to our Form 8-K (Reg. No. 000-26155), filed April 1, 2005).
10.3 Rescission and Stock Agreement by and among Icy Splash, Joseph Aslan, Sy Aslan and Yifat Aslan, dated April 5, 2005 (Incorporated by reference to Exhibit 10.3 to our Form 8-K
                (Reg. No. 000-26155), filed April 6, 2005).
10.4 License and Warehousing Agreement between Icy Splash and MountSpil Products Corp., dated April 13, 2005.
31.1 Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302 (a).
31.2 Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302(a).
32.1 Certification by Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S. C. Section 1350.

 (b)    Reports on Form 8-K


         We did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2004.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
------------------------------------------------

AUDIT FEES

         Lazar Levine & Felix LLP provided audit services to us for our annual report for the fiscal years ended December 31, 2004 and 2003. The aggregate fees billed by Lazar Levin & Felix LLP for the audit of our annual financial statements and review of financial statements included in our Form 10-QSBs was $24,000 and $24,000 2003 and 2002, respectively.

AUDIT RELATED FEES

         There were no fees in each of 2004 and 2003 for professional services that are reasonably related to the audit or review of our financial statements that are not covered in the "Audit Fees" disclosure above.

TAX FEES

         There were fees of $3,000 and $3,000, respectively, billed for the years 2004 and 2003, for professional services rendered by Lazar Levine & Felix LLP for tax advice and planning.

ALL OTHER FEES

         There were no fees billed in each of 2004 and 2003 for professional services rendered by Lazar Levine & Felix LLP for all other services not disclosed above.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2005.


                                ICY SPLASH FOOD & BEVERAGE, INC.

                                By:  /s/ Joseph Aslan
                                   ------------------------------------
                                Joseph Aslan
                                President, Chief Executive Officer and  Director


                                POWER OF ATTORNEY

            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed on April 15, 2005 by the following persons in the capacities indicated. Each person whose signature appears below constitutes and appoints Joseph Aslan, with full power of substitution, his true and lawful attorney-in-fact and agent to do any and all acts and things in his name and on his behalf in his capacities indicated below which he may deem necessary or advisable to enable Icy Splash Food & Beverage, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically, but not limited to, power and authority to sign for him in his name in the capacities stated below, any and all amendments thereto, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in such connection, as fully to all intents and purposes as he/her might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed on April 15, 2005 by the following persons, in the capacities indicated.

Signature                                     Title                  Date
---------                                     -----                  ----

  /s/ Joseph Aslan                  President, Chief Executiver  April 15, 2005
----------------------------------  Officer and Director
Joseph  Aslan


  /s/ Charles Tokarz                Chief  Financial  Officer,   April 15, 2005
----------------------------------  Treasurer and Director
Charles Tokarz


  /s/ Sy Aslan                      Director                     April 15, 2005
----------------------------------
Sy  Aslan

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2004 AND 2003

ASSETS:
                                                                                2004              2003
                                                                           --------------    --------------
CURRENT ASSETS:
     Cash                                                                  $      59,673     $       2,688
     Accounts receivable, net of allowance for
         doubtful accounts of $17,075 for 2004
         and $8,479 for 2003 (Note 9)                                            104,378            38,784
     Inventory (Note 3d)                                                         428,914           107,539
     Prepaid expenses                                                              7,258                --
                                                                           --------------    -------------

TOTAL CURRENT ASSETS                                                             600,223           149,011
                                                                           --------------    --------------

FIXED ASSETS (Note 3c):
     Production equipment                                                          2,600             2,600
     Warehouse equipment                                                           5,000             5,000
     Office equipment                                                             17,098            15,301
     Leasehold improvements                                                        1,967                --
                                                                           --------------    --------------
                                                                                  26,665            22,901
     Less: accumulated depreciation                                               22,233            21,833
                                                                           --------------    --------------
                                                                                   4,432             1,068
                                                                           --------------    --------------

Other assets                                                                       5,000             3,000
                                                                           --------------    --------------
                                                                           $     609,655     $     153,079
                                                                           ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
     Accounts payable                                                      $     359,660     $      93,535
     Accrued expenses and other current liabilities                                2,911             3,552
     Shareholders' loans  (Note 5)                                                    --           193,765
     Income taxes payable (Notes 3e and 6)                                           457               457
                                                                           --------------    --------------

TOTAL CURRENT LIABILITIES                                                        363,028           291,309
                                                                           --------------    --------------

COMMITMENTS AND CONTINGENCIES
     (Notes 2,7,9 and 10)

SHAREHOLDERS' EQUITY (DEFICIT) (Notes 7 and 8):
     Preferred stock, $.001 par value, 1,000,000 shares authorized,
       zero shares issued and outstanding for 2004 and 2003                           --                --
     Common stock, $.001 par value, 50,000,000 shares authorized,
       33,750,000 and 11,430,600 shares issued and outstanding
       for 2004 and 2003, respectively                                            33,376            11,431
     Additional paid-in capital                                                2,328,146           869,441
     Accumulated deficit                                                      (1,083,539)         (953,102)
     Unearned compensatory stock                                                      --           (66,000)
     Stock subscription receivable                                            (1,031,356)               --
                                                                           --------------    --------------
                                                                                 246,627          (138,230)
                                                                           --------------    --------------
                                                                           $     609,655     $     153,079
                                                                           ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                 2004             2003
                                                                           --------------    --------------
NET SALES (Notes 3i,3l, 7 and 9)                                           $   1,678,740     $     683,108
                                                                           --------------    --------------

COST OF GOODS SOLD:
     Inventory - beginning of year                                               107,539            57,324
     Purchases                                                                 1,621,465           556,139
                                                                           --------------    --------------

                                                                               1,729,004           613,463
     Inventory - end of year                                                     428,914           107,539
                                                                           --------------    --------------

TOTAL COST OF GOODS SOLD                                                       1,300,090           505,924
                                                                           --------------    --------------

GROSS PROFIT                                                                     378,650           177,184
                                                                           --------------    --------------

OPERATING EXPENSES:
     Selling expenses                                                            311,389            91,022
     General and administrative expenses                                         508,363           124,194
                                                                           --------------    --------------
                                                                                 518,363           215,216
                                                                           --------------    --------------

(L0SS) FROM OPERATIONS                                                          (129,713)          (38,032)

OTHER INCOME (EXPENSES):
     Interest expense                                                                 --            (2,159)
                                                                           --------------    --------------

(LOSS) BEFORE TAXES                                                             (129,713)          (40,191)

     Provision for income taxes
     (Notes 3e and 6)                                                                724               457
                                                                           --------------    -------------

NET (LOSS)                                                                 $    (130,437)    $     (40,648)
                                                                           ==============    ==============

(LOSS) PER SHARE (Note 3j):

     Basic and diluted                                                     $           0     $           0
                                                                           ==============    ==============




    The accompanying notes are an integral part of these financial statements

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                 Additional                                Stock
                                                Common Stock       Paid-in  Accumulated     Unearned   Subscription
                                           Shares        Amount    Capital     Deficit    Compensation   Receivable        Total
                                           ------        ------    -------     -------    ------------   ----------        -----
BALANCE
January 1, 2003                          11,435,500   $  11,436  $  854,488  $  (912,454)  $ (66,000)   $   (13,262)    $ (125,792)

Stock cancelled (Note 8)                     (4,900)        (5)           5           --          --             --             --

Payment of stock subscription receivable         --         --       14,948           --          --         13,262         28,210

Net loss, December 31, 2003                      --         --           --      (40,648)         --             --        (40,648)

BALANCE - DECEMBER 31, 2003              11,430,600   $ 11,431   $  869,441  $  (953,102)  $ (66,000)   $        --     $ (138,230)

Issuance of common stock for services
     (Note 8)                                 4,900          5        2,445           --          --             --          2,450

Issuance of common stock to replace
   Shareholder debt and payables (Note 8) 9,000,000      9,000      531,000           --          --        (31,356)        508,644

Stock issued for stock Subscription
   receivable (Note 8)                    13,300,000    13,300      986,700           --          --     (1,000,000)            --

Issuance of common stock for payment of
  outstanding liability to an officer         70,000        70        4,130           --          --             --          4,200

Cancellation of stock previously issued
   as compensation (Note 8)                 (430,000)     (430)     (65,570)          --      66,000             --             --

Net loss,
December 31, 2004                                 --        --           --     (130,437)         --             --       (130,437)

BALANCE - DECEMBER 31, 2004               33,375,500  $  33,376  $2,328,146  $(1,083,539)         --     (1,031,356)    $  246,627
                                         ============ ========== =========== ============  ==========   ============    ===========

   The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

INCREASE  (DECREASE)  IN  CASH  AND  CASH  EQUIVALENTS:

                                                                                2004              2003
                                                                           --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                            $    (130,437)    $     (40,648)
     Adjustments to reconcile net (loss)
       to net cash (used in) operating activities:
         Depreciation                                                                400             3,500
         Provision for bad debts                                                  38,020             7,155
         Provision for inventory obsolescence                                     10,000                --
         Stock issued for services                                                 2,450                --
     Changes in assets and liabilities:
         Increase in accounts receivable                                        (103,614)          (34,570)
         Increase in inventories                                                (331,375)          (50,215)
         Increase in prepaid expense                                              (7,258)               --
         Increase in other assets                                                 (2,000)           (3,000)
         Increase in accounts payable                                            266,124            45,894
         (Decrease) in accrued expenses
           and other current liabilities                                            (641)             (337)
                                                                           --------------    --------------
     Net cash (used) by operating activities                                    (254,131)          (72,221)
                                                                           --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                     (3,764)             (552)
                                                                           --------------    --------------
     Net cash (used in) investing activities                                      (3,764)             (552)
                                                                           --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from subscriptions receivable                                       11,308            28,210
     Repayment of note payable                                                        --           (65,000)
     Proceeds from shareholders loans                                            443,593           201,852
     Repayments of shareholders loans                                           (140,013)          (67,384)
     Repayments of related party loans                                                --           (37,286)
                                                                           --------------    --------------
     Net cash provided by financing activities                                   314,880            60,392
                                                                           --------------    --------------

NET INCREASE IN CASH AND CASH
EQUIVALENTS                                                                       56,985           (12,381)
     Cash and cash equivalents, at beginning of year                               2,688            15,069
                                                                           --------------    --------------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                                  $      59,673     $       2,688
                                                                           --------------    --------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash used during the period for:
       Income taxes paid                                                   $         724     $         457
       Interest paid                                                       $          --     $       2,159

SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
     9,070,000 shares of common stock issued to
       replace shareholder debt and payables                               $     501,544     $          --
     13,300,000 shares of common stock issued
       for subscriptions receivable                                        $   1,000,000     $          --


   The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 - NATURE OF BUSINESS:

The Company is the producer and distributor of the brand name Icy Splash (TM) clear, a line of naturally fruit-flavored, carbonated soda soft drinks. The Company also produces and distributes a proprietary line of baked goods, including pastries. In addition, the Company distributes third party products, including specialty food products, refrigerated products, and a line of third party health and beauty aids ("HBA"). The Company's product lines are currently supplied directly to supermarket chains, gourmet stores, grocery stores, convenience stores, 99 Cent Stores and distributors in the New York metropolitan area. The Company was incorporated in the State of New York on June 17, 1996.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred continuing losses and has an accumulated deficit of $1,091,424 as of December 31, 2004. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and generating cash flow from operations. The Company is actively pursuing additional capital and seeking to expand the business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(b)     Concentration of Credit Risk/Fair Value.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company maintains, at times, deposits in federally insured financial institutions in excess of federally insured limits. Management attempts to monitor the soundness of the financial institution and believes the Company's risk is negligible. Concentrations with regard to accounts receivable are limited due to the Company's large customer base.

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these items. The carrying amount of long-term debt also approximates fair value since the interest rates on these instruments approximate market interest rates.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

(c)     Fixed Assets and Depreciation:

Fixed assets are reflected at cost. Depreciation and amortization are provided on a straight-line basis over the following useful lives:

         Warehouse  equipment           5  years
         Office  equipment              5  years
         Production equipment           7  years
         Leasehold improvements         15 years

Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. Depreciation expense, which is included in general and administrative expenses, was $400 and $3,500 for the years ended December 31, 2004 and 2003, respectively.

(d)     Inventories:

We value our inventory at the lower of the actual cost to purchase on a weighted moving average basis and/or the current estimated market value of the inventory less expected costs to sell the inventory. We regularly review inventory quantities on-hand and record a provision for excess and obsolete inventory based primarily on selling prices subsequent to the balance sheet date, indications from customers based upon current negotiations and purchase orders.

       Inventory consists of the following:

                                                      2004               2003
                                                 --------------     --------------
   Finished product                              $     400,987      $      74,529
   Flavoring, bottles and packaging materials    $      27,927      $      33,010
                                                 --------------     --------------
                                                 $     428,914      $     107,539
                                                 ==============     ==============

 (e)     Income Taxes:

The Company utilizes Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes"("SFAS 109"), which requires the use of the asset and liability approach of providing for income taxes. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Accordingly, we established a valuation allowance of $460,000 as of December 31, 2004.

The Company has a net operating loss carry forward as of its year end, December 31, 2004, of approximately $1,000,000 which may be applied against future taxable income, and which begins to expire in the years 2013 and 2014 (See Note
6).

(f)     Statements of Cash Flows:

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

(h)     Advertising Costs:

Advertising costs, which are included in selling expenses, are expensed as incurred. For the years ended December 31, 2004 and 2003 advertising costs, including promotion, aggregated $246 and $0, respectively.

(i)     Revenue Recognition.

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns.

(j)     Earnings Per Share:

The Company utilizes Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("SFAS 128"), which changed the method for calculating earnings per share. SFAS 128 requires the presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding and for diluted earnings per share, also common equivalent shares outstanding. For 2004 and 2003, the impact of conversion of warrants would have been anti-dilutive and therefore was not considered in the calculation of diluted earnings per share.

The following average shares were used for the computation of basic and diluted earnings per share:

        Year  ended  December  31,               2004              2003
                                            --------------    --------------
        Basic                                  14,661,799        11,434,869
        Diluted                                14,661,799        11,434,869

(k)     Stock-Based Compensation:

Financial Accounting Standards Board Statement No. 123 "Accounting For Stock Based Compensation" ("SFAS 123") requires the Company to either record compensation expense or to provide additional disclosure with respect to stock awards and stock option grants made after December 31, 1994. The accompanying notes to financial statements include the disclosures required by SFAS No. 123. (See also - Recent Pronouncements - SFAS No. 123(R))

(l)     Price Discounts and Other Sales Incentives:

Price discounts and other sales incentives given to customers are recorded as reductions of revenue in accordance with EITF 01-9.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(m)     Reclassifications:

Certain items in the 2003 financial statements have been reclassified to conform with the current year's presentation.

(n)     Accounts Receivable and Allowance for Doubtful Accounts.

Accounts receivable has been reduced by an allowance for amounts that may become uncollectible in the future. The Company evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer's inability to meet its financial obligations to it, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company's recent past loss history and an overall assessment of past due trade accounts receivable outstanding.

The Company's review of potential bad debts considers the specific industry a particular customer operates in, such as supermarket chains, gourmet stores, grocery stores, convenience stores and 99 Cent Stores and mass merchandise retailers, and the general economic conditions that currently exist in that specific

(o)     Recent Pronouncements Affecting the Company:

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Shared-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement 123, as originally issued.

The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

Statement 123(R) is effective for public companies beginning on the first interim or annual reporting period that begins after June 15, 2005 (i.e., third quarter 2005 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement, which must be adopted in the third quarter of fiscal year 2005.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," ("SFAS 151") which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in its fourth quarter of fiscal 2005. The Company has not determined the impact, if any, that this statement will have on its financial position or results of operations.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

industry. The Company then considers the effects of concentration of credit risk in a specific industry and for specific customers within that industry.

NOTE 4 - NOTE PAYABLE:

On June 25, 1999, the Company received a bank loan aggregating $65,000 with an annual interest rate of 4.5%, payable on December 22, 1999, which was subsequently renewed with an annual interest rate of 6.19% and was due on June 22, 2003. The bank loan which was secured by certificates of deposit belonging to two major shareholders, was repaid during 2003.

NOTE 5 - LOANS PAYABLE - SHAREHOLDER:

At December 31, 2004 and 2003, the Company owed one of its shareholders $ 0 and $193,765, respectively. This loan, which was unsecured, non interest bearing and payable upon demand was paid with the issuance of common stock during 2004 (See
Note 8).

NOTE 6 - INCOME TAXES:

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

                                          2004                   2003
                                     ---------------       ---------------
        Accounts  receivable         $        6,800        $        4,000
        Inventories                          12,000                    --
        Net  operating  losses              400,000               385,000
        Valuation  allowances              (418,800)             (389,000)
                                     ---------------       ---------------
                                     $           --        $           --
                                     ===============       ===============

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 6 - INCOME TAXES (Continued):

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

NOTE 7 - RELATED PARTY TRANSACTIONS:

As of December 31, 2004, the Company subleased 1,200 square feet of office space, including the use of conference rooms and other common areas, and approximately 12,000 square feet of warehouse space at 535 Wortman Avenue, Brooklyn, New York 11208, on a month-to-month basis, from UMT Services Corp., a company which (a) is wholly-owned by Joseph Aslan, a Director, Chief Executive Officer and President of the Company, and (b) leases this space from an unaffiliated third-party. From January 1, 2003 until June 30, 2004, the Company paid a monthly rent of $400. With the addition of warehouse space on July 1, 2004, the Company paid a monthly rent of $4,000 until December 31, 2004. The Company currently pays a rent of $4,750 for the use of such premises. Rent paid for the years ended December 31, 2004 and 2003 was $32,342 and $4,800, respectively. As of February 1, 2005 we subleased approximately 9,000 square feet of the premises located at 40-24 22nd Street, Long Island City, New York, for a monthly rent of $3,600 of which we sublease approximatley 3,000 square feet of such property to a third-party for $1,000 per month.

On December 2, 2004, Sy Aslan, one of the Company's directors, Joseph Aslan, who is a director, President and Chief Executive Officer of the Company, Yifat Aslan, the Company's Vice President of Operations, and Icy Splash entered into a stock agreement pursuant to which the Company issued an aggregate of 13,300,000 shares of common stock. 6,000,000 of these shares were issued to Sy Aslan, 6,000,000 of these shares were issued to Joseph Aslan and 1,300,000 of these shares were issued to Yifat Aslan. These shares were issued in consideration for the commitment by these persons to provide $1,000,000 in funding. The price per share was approximately 75% of the market price per share at the time of issuance. On March 31, 2005, the Company entered into a rescission and stock purchase agreement with Joseph Aslan, Sy Aslan and Yifat Aslan. Pursuant to the terms of the rescission and stock purchase agreement, the Company cancelled the 13,300,000 shares issued to Joseph Aslan, Sy Aslan and Yifat Aslan and in consideration for contributions by these persons in an aggregate amount of $444,999, the Company issued 3,423,009 shares to Sy Aslan, Joseph Aslan and Yifat Aslan in the aggregate. 1,544,211 shares were issued to Joseph Aslan, 1,544,211 shares were issued to Sy Aslan and 334,587 shares were issued to Yifat Aslan. These shares were issued at the current market price of $0.13 per share.

On August 18, 2004, Joseph Aslan, who is a director, and the Company's President and Chief Executive Officer, Sy Aslan, one of the Company's directors, Shlomo Aslan, one of the Company's shareholders, Yifat Aslan, the Company's Vice President of Operations, and the Company entered into an oral agreement, as disclosed on the Company's Form 10-QSB filed on November 22, 2004, pursuant to which the Company issued an aggregate of 9,000,000 shares of its common stock to such persons. 5,000,000 of these shares were issued to Joseph Aslan; 2,000,000 of these shares were issued to Sy Aslan; 1,300,000 of these shares were issued to Yifat Aslan; and 700,000 of these shares were issued to Shlomo Aslan. These shares were issued in consideration for the Company's receipt of payments to or on its behalf totaling $540,000 in the aggregate. The price per share was approximately 75% of the market price per share at the time of issuance. On April 5, 2005, subsequent to the balance sheet date, the Company entered into a rescission and stock purchase agreement with Joseph Aslan, Shlomo Aslan, Sy Aslan and Yifat Aslan. Pursuant to the terms of the rescission and stock purchase agreement, the Company cancelled the 9,000,000 shares issued to Joseph Aslan, Shlomo Aslan, Sy Aslan and Yifat Aslan and in consideration for contributions by these persons in an aggregate amount of $540,000 through January 7, 2005, the Company issued 5,400,000 shares to Sy Aslan, Joseph Aslan, Shlomo Aslan and Yifat Aslan in the aggregate.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 7 - RELATED PARTY TRANSACTIONS (Continued):

3,000,000 shares were issued to Joseph Aslan, 1,200,000 shares were issued to Sy Aslan, 780,000 shares were issued to Yifat Aslan, and 420,000 shares were issued to Shlomo Aslan. These shares were issued at the current market price of $0.10 per share.

The Company utilizes the distribution services of "Aslanco" Inc. and UMT Services Corp., two companies which are wholly-owned by Joseph Aslan, who is a director, President and Chief Executive Officer of the Company. "Aslanco" Inc. and UMT Services Corp. assist in delivering the Company's products directly to customers from the Company's warehouse. The Company believes that the fees charged by Aslanco and UMT for these delivery services are at least as favorable as we would be able to obtain from an unaffiliated third-party. In addition, the Company purchases various warehouse servicing related items based upon invoice pricing. Payments to these two companies during 2004 and 2003 were approximately $112,040 and $66,690, respectively.

As of December 31, 2004, we subleased 1,200 square feet of office space, including the use of conference rooms and other common areas, and approximately 12,000 square feet of warehouse space at 535 Wortman Avenue, Brooklyn, New York 11208, on a month-to-month basis, from UMT Services Corp., a company which (a) is wholly-owned by Joseph Aslan, our Director, Chief Executive Officer and President, and (b) leases this space from unaffiliated third-party. From January 1, 2003 until June 30, 2004, we paid a monthly rent of $400. With the addition of warehouse space on July 1, 2004, we paid a monthly rent of $4,000 until December 31, 2004. We currently pay a rent of $4,750 for the use of such premises. Rent paid for the years ended December 31, 2004 and 2003 was $32,342 and $4,800, respectively. In 2005, we began subleasing approximately 9,000 square feet of the premises located at 40-24 22nd Street, Long Island City, New York, for a monthly rent of $3,600, of which we sublease approximately 3,00 square feet of such property to a third-party for $1,100 per month.

During 2003, the Company occupied approximately 1,200 square feet of office and warehouse space, including the use of conference rooms and other common areas, at 535 Wortman Avenue, Brooklyn, New York 11208, on a month-to-month basis, pursuant to an oral agreement with "Aslanco" Inc. a company which is wholly-owned by Joseph Aslan, a Director, Chief Executive Officer and President of the Company. The Company paid rent of $4,800 for 2003 for the use of such premises.

NOTE 8 - STOCKHOLDERS' EQUITY:

During the year ended December 31, 2001, the Company issued 265,500 shares of common stock upon exercise of outstanding common stock purchase warrants. The Company was to receive $235,375 on exercise of such warrants which represented the exercise price of $1.00 per share less direct offering costs of $3,575 and less $.10 per share which were required to be paid to Southern Financial Services, Inc. ("Southern"), the Company's financial consultant and escrow agent. To date, the Company has received only $92,275 in connection with such exercise and 78,050 shares have been recovered by a successor escrow agent. At December 31, 2001 the difference between the amount due and the amount received had been recorded as equity and a subscription receivable. As funds are received from recoveries, subscriptions receivable will be reduced until all recoveries have been made, at which time equity and subscriptions receivable will be adjusted accordingly. As of December 31, 2002 it appeared that recoveries would be limited to the sale of shares held in escrow. During 2002, 25,000 of the shares held in escrow were transferred to an internet information vendor to provide information about the Company to investors. At December 31, 2002 the 53,050 shares remaining in escrow were written-down to $0.25 per share to reflect the market value of the common stock. During 2003 the remaining shares were sold for $28,210, an amount $14,948 greater than their book value.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 8 - STOCKHOLDERS' EQUITY (Continued):

On February 19, 2002, the Company signed a nine month consulting agreement with a financial services group to review and analyze the Company's formal and informal financial, strategic and business plans, prepare and update a formal business plan, along with the appropriate financial projections, and perform other financial services requested by the Company. Compensation is 330,000 shares of the Company's common stock. In March 2002, the Company issued 330,000 registered shares of common stock to this consultant as compensation for services rendered and to be rendered. The shares were valued at $0.30 per share. With the agreement of the financial services group, 80,000 shares of stock, recorded as $24,000 of unearned compensatory stock, was held by the Company for the total value of services still to be rendered. During December 2004, the 80,000 shares were cancelled by the Company because the unrendered services were no longer required.

During the third quarter of 2002, the Company issued 350,000 shares of common stock to an entity for marketing and financial consulting services pursuant to an oral consulting agreement entered into by the Company. The consulting agreement has no specific terms and can be terminated by either party at any time. The total 350,000 shares issued to the entity, which were valued at $.12 per share, were being held in escrow by management until certain performance criteria were met. During December 2004, the Company canceled the 350,000 shares.

During the third quarter of 2004, the Company issued 9,000,000 shares of common stock to Joseph Aslan, Sy Aslan, Shlomo Aslan and Yifat Aslan as repayment of $540,000 of debt payable to such persons. Additionally, the Company paid $4,200 of accounts payable to Charlie Tokarz, its Chief Financial Officer and director, by issuing 70,000 shares of common stock. On April 5, 2005, subsequent to the balance sheet date, the Company rescinded its issuance of 9,000,000 shares and issued 5,400,000 shares of its common stock to Joseph Aslan, Sy Aslan, Shlomo Aslan and Yifat Aslan in consideration for the Company's receipt of payments to or on its behalf totaling $540,000 in the aggregate.

During the fourth quarter of 2004, the Company issued 13,300,000 shares of common stock to officers and directors pursuant to an agreement under which such persons would invest $1,000,000 in the Company. This transaction was rescined subsequent to December 31, 2004. (See Note 11)

NOTE 9 - ECONOMIC DEPENDENCY:

For the year ended December 31, 2004, no single customer accounted for 10% of the Company's total sales. For the year ended December 31, 2003, sales to one customer (Haddon House) were $152,621, or 22.34% of the Company's net sales.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

Litigation:

On March 19, 1997, the Company filed suit against Icy Splash, Inc., a predecessor of the Company, and a former shareholder of Icy Splash, Inc. in Supreme Court, Kings County, New York. The Company's complaint asserted that Icy Splash, Inc. was misappropriating and/or converting its corporate assets, including the misuse of its Icy Splash trademark. On March 5, 2003, the Kings County Supreme Court entered a permanent injunction against the defendants enjoining the defendants from utilizing or misappropriating the Company's intellectual property, including its trademark "Icy Splash" or from misappropriating, converting or interfering with its mail, receivables, or other assets.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued):

On January 24, 2005, the Appellate Division of the Supreme Court of the State of New York, Second Judicial Department, reversed the permanent injunction described above that enjoined Icy Splash, Inc. from utilizing or misappropriating the Company's intellectual property, on the grounds that it failed to prove that Icy Splash, Inc. misappropriated its assets. However, the court stated that the Company "presented evidence that establishes" its ownership rights to its assets and trademark of Icy Splash.

Lease:

From time to time, the Company leases trucks from third-party lessors. The Company is a party to several leases agreements, all of which expire in various years through January of 2009. Pursuant to these truck lease agreements, the payments consist of a base amount and a per mile charge. Minimum lease payments (which exclude mileage) are approximately $72,436, $51,333, $30,676, $24,874 and $478, for 2005, 2006, 2007, 2008 and 2009, respectively. Rental costs for the years ended December 31, 2004 and 2003 was $25,602 and $4,178, respectively.

Other:

During December 2004, the Company committed to purchase $95,000 of bakery equipment, which was paid for during the first quarter of 2005.

NOTE 11 - SUBSEQUENT EVENTS

In early 2005, the Company entered into a license and warehousing agreement with MountSpil Products Corp. pursuant to which the Company is the exclusive seller of MountSpil's products in the tri-state area of New York, New Jersey and Connecticut. The agreement provides that the Company can utilize the MountSpil and Shan logos and trade names for the products. Under this agreement, MountSpil also provides certain warehousing services to the Company.

In early 2005, the Company also acquired baking and baking-related equipment for approximately $95,000. The acquisition of bakery equipment, and the inclucsion of bread in our product line, is facilitating the Company's addition of a bakery operation that includes two units. The first unit is bread delivery, and the second unit is high quality pastry products.

On August 18, 2004, Joseph Aslan, who is a director, and the Company's President and Chief Executive Officer, Sy Aslan, one of the Company's directors, Shlomo Aslan, one of the Company's shareholders, Yifat Aslan, the Company's Vice President of Operations, and the Company entered into an oral agreement, pursuant to which the Company issued an aggregate of 9,000,000 shares of its common stock to such persons. 5,000,000 of these shares were issued to Joseph Aslan; 2,000,000 of these shares were issued to Sy Aslan; 1,300,000 of these shares were issued to Yifat Aslan; and 700,000 of these shares were issued to Shlomo Aslan. These shares were issued in consideration for the Company's receipt of payments to or on its behalf totaling $540,000 in the aggregate. The price per share was approximately 75% of the market price per share at the

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 11 - SUBSEQUENT EVENTS (Continued):

time of issuance. On April 5, 2005, subsequent to the balance sheet date, the Company entered into a rescission and stock purchase agreement with Joseph Aslan, Shlomo Aslan, Sy Aslan and Yifat Aslan. Pursuant to the terms of the rescission and stock purchase agreement, the Company cancelled the 9,000,000 shares issued to Joseph Aslan, Shlomo Aslan, Sy Aslan and Yifat Aslan and in consideration for contributions by these persons in an aggregate amount of $540,000 through January 7, 2005, the Company issued 5,400,000 shares to Sy Aslan, Joseph Aslan, Shlomo Aslan and Yifat Aslan in the aggregate. 3,000,000 shares were issued to Joseph Aslan, 1,200,000 shares were issued to Sy Aslan, 780,000 shares were issued to Yifat Aslan, and 420,000 shares were issued to Shlomo Aslan. These shares were issued at the current market price of $0.10 per share.

On December 2, 2004, Sy Aslan, one of the Company's directors, Joseph Aslan, who is a director, President and Chief Executive Officer of the Company, Yifat Aslan, the Company's Vice President of Operations, and Icy Splash entered into a stock agreement pursuant to which the Company issued an aggregate of 13,300,000 shares of common stock. 6,000,000 of these shares were issued to Sy Aslan, 6,000,000 of these shares were issued to Joseph Aslan and 1,300,000 of these shares were issued to Yifat Aslan. These shares were issued in consideration for the commitment by these persons to provide $1,000,000 in funding. The price per share was approximately 75% of the market price per share at the time of issuance. On March 31, 2005, the Company entered into a rescission and stock purchase agreement with Joseph Aslan, Sy Aslan and Yifat Aslan. Pursuant to the terms of the rescission and stock purchase agreement, the Company cancelled the 13,300,000 shares issued to Joseph Aslan, Sy Aslan and Yifat Aslan and in consideration for contributions by these persons in an aggregate amount of $444,999, the Company issued 3,423,009 shares to Sy Aslan, Joseph Aslan and Yifat Aslan in the aggregate. 1,544,211 shares were issued to Joseph Aslan, 1,544,211 shares were issued to Sy Aslan and 334,587 shares were issued to Yifat Aslan. These shares were issued at the current market price of $0.13 per share.