Form 10KSB/A
period 2004-12-31
ICY SPLASH FOOD & BEVERAGE INC
filed 2005-04-21
CIK 1070906

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

         Documents Incorporated by Reference

         None

         Transitional  Small  Business  Disclosure  Format  (check  one):
                                                                   Yes[_] No [X]

                                TABLE OF CONTENTS




PART I
            Page

Item  1.  Description  of  Business.......................................   2
Item  2.  Description  of  Property.......................................   9
Item  3.  Legal  Proceedings..............................................   9
Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders ....   9

PART II

Item  5.  Market  for  Common  Equity, RelatedStockholder  Matters
          and Small Business Issuer Purchases of Equity Securities.........   10
Item  6.  Management's  Discussion and Analysis or Plan of Operation.......   11
Item  7.  Financial  Statements............................................   16
Item  8.  Changes In and Disagreements With Accountants on Accounting
          and Financial  Disclosure........................................   16
Item 8A.  Controls and Procedures..........................................   16
Item 8B.  Other Information................................................   17

PART  III

Item  9.  Directors and Executive Officers of the Registrant...............   18
Item  10. Executive  Compensation..........................................   19
Item  11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters ......................   20
Item  12. Certain  Relationships  and  Related  Transactions...............   20
Item  13. Exhibits, List and Reports Reports on Form 8-K...................   22
Item  14. Principal Accountant Fees and Services...........................   22

Signatures.................................................................   23

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

                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
------------------------------------------------------------------------

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

Recent Sales of Unregistered Securities
---------------------------------------

         On August 18, 2004, Joseph Aslan, who is a director, and our President and Chief Executive Officer, Sy Aslan, one of our directors, Shlomo Aslan, one of our shareholders, Yifat Aslan, our Vice President of Operations, and Icy Splash entered into an oral agreement, as disclosed on our Form 10-QSB filed on November 22, 2004, pursuant to which we issued an aggregate of 9,000,000 shares of our common stock to such persons. 5,000,000 of these shares were issued to Joseph Aslan; 2,000,000 of these shares were issued to Sy Aslan; 1,300,000 of these shares were issued to Yifat Aslan; and 700,000 of these shares were issued to Shlomo Aslan. These shares were issued in consideration for our receipt of payments to or on our behalf totaling $540,000 in the aggregate. The price per share was approximately 75% of the market price per share at the time of issuance. On April 5, 2005, we entered into a rescission and stock purchase agreement with Joseph Aslan, Shlomo Aslan, Sy Aslan and Yifat Aslan. Pursuant to the terms of the rescission and stock purchase agreement, we cancelled the 9,000,000 shares issued to Joseph Aslan, Shlomo Aslan, Sy Aslan and Yifat Aslan and inconsideration for contributions by these persons in an aggregate amount of $540,000 through January 7, 2005, we issued 5,400,000 shares to Sy Aslan, Joseph Aslan, Shlomo Aslan and Yifat Aslan in the aggregate. 3,000,000 shares were issued to Joseph Aslan, 1,200,000 shares were issued to Sy Aslan, 780,000 shares were issued to Yifat Aslan, and 420,000 shares were issued to Shlomo Aslan. These shares were issued at the current market price of $0.10 per share.

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

Property, Plant and Equipment
-------------------------------

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

Gross Profit
-----------

         Our gross profit increased by $201,466 or 213.7%, from $177,184 in 2003 to $388,650 in 2004. Our gross profit margin decreased to 22.6% for the fiscal year ended December 31, 2004 from a gross profit margin of 25.9% for the fiscal year ended December 31, 2003. The decrease in profit margin was predominately caused by our increase in promotional expenditures and the increased percentage of our revenues attributable to distributing third-party products on which we generally recognize a smaller gross margin. We initially purchase new product lines in smaller quantities while we test the market for these new products. Our gross margin on these products were particularly lower because we anticipate that as certain new product lines succeed, we will be able to obtain these products at lower cost, due to larger volume orders that we anticipate we will be able to purchase, and this is expected to have a positive impact on our gross margins.

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

         General and administrative expenses were $311,389 for 2004, an increase of $187,195 or 250.7% compared with $124,194 for 2003. These represented 19.1% and 18.5% of net sales in such years, respectively. We have continued its efforts to keep administrative costs low until we raise additional capital. Vehicle expenses were $63,205 for 2004, an increase of $51,865 or 557.0% compared with $11,340 for 2003. These represented 3.8% and 1.7% of, net sales, net expenses, respectively. Rent expense was $32,343 for 2004, an increase of $27,543 compared with $4,800 for 2003. These represented 1.9% and 0.7% of net sales in such years, respectively. Both vehicle and rent expenses are a reflection of management's decision to distribute a larger variety of products to our customers. The rent increased in July 2004 from $400 per month for only office space to $4,000 per month for office space and warehouse space. The warehouse space was necessary to implement our local distribution activities.

         Bad debt expense was $38,020 for 2004, an increase of $32,245 or 531.4% compared with $7,155 for 2003. These represented 2.3% and 1.0% of net sales in such years, respectively.

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

         In fiscal 2004, in order to address our cash flow and operational concerns, we borrowed $426,642 from our shareholders. During fiscal 2004, we repaid $111,763 of loans to our major shareholders. In addition, we received $11,300 in proceeds from subscription receivables. In fiscal 2004, we also purchased $3,764 of fixed assets.

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

Inflation
---------

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

         All of the foregoing securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

                                    PART III

ITEM  9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

         The following persons are our current executive officers and directors:

Name                 Age    Position
----                 ---    --------
Joseph  Aslan        50     President, Chief Executive Officer and  Director
Charles  Tokarz      58     Chief  Financial  Officer,  Treasurer  and Director
Sy  Aslan            59     Director
Yifat Aslan          27     Vice President

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, all parties subject to the reporting requirements of
Section 16(a) of the Exchange Act failed to timely file as follows: (a)
Joseph Aslan failed to timely file one Form 4 with respect to one of his share transactions, (b) Sy Aslan failed to timely file two Forms 4 with respect to four of his share transactions, (c) Yifat Aslan failed to timely file one Form 4 with respect to one of her share transactions, (d) Joseph Anteri has failed to timely file one Form 4 with respect to one of his share transactions and (e) Charles Tokarz failed to timely file twelve Forms 4 with respect to sixteen of his share transactions. It is expected that Joseph Anteri will file a report on Form 4 in the near-term.

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

         Name of Beneficial Owner (1)        Number of shares Beneficially Owned          % Beneficially Owned (2)
         ----------------------------        -----------------------------------          ------------------------
         Joseph Aslan (3)                                   10,379,361   (3)(4)                        52.16%
         Sy Aslan                                            3,044,211   (4)                           15.30%
         Joseph Anteri (5)                                   2,001,000                                 10.05%
         Yifat Aslan                                         1,424,587   (6)                            7.16%
         Charles Tokarz                                        263,250   (7)                           74.34%
         All Officers and Directors as a
         group (4 persons)                                  14,911,409   (4)                           74.94%

--------------------
(1) To our knowledge, except as set forth in the footnotes to this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the business address of each of the directors and executive officers in this table is as follows: Icy Splash Food & Beverage, Inc., 535 Wortman Avenue, Brooklyn, NY 11208.

(2) Percentage beneficially owned is based upon 19,898,509 shares of common stock issued and outstanding as of April 11, 2005.

(3) Joseph Aslan is our President, Chief Executive Officer and Director and a brother of Sy Aslan. The ownership stated for Mr. Aslan does not include (a) 200,000 shares owned by Mr. Aslan's spouse, or (b) 1,424,587 shares owned by Yifat Aslan, his daughter.

(4) Joseph Aslan and Sy Aslan may be deemed to hold 200,000 shares as joint beneficial owners.

(5)      Joseph Anteri's home address is 32-09 171ST Street, Flushing, NY 11358.

(6) The ownership stated for Ms. Aslan does not include 1,379,361 shares owned by her father, Joseph Aslan.

(7) Charles Tokarz disclaims beneficial ownership of 30,000 shares of common stock that are held in a Uniform Transfer to Minor account for the benefit of his daughter, of which his wife acts as custodian.

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

         As of December 31, 2004, we subleased 1,200 square feet of office space, including the use of conference rooms and other common areas, and approximately 12,000 square feet of warehouse space at 535 Wortman Avenue, Brooklyn, New York 11208, on a month-to-month basis, from UMT Services Corp., a company which (a) is wholly-owned by Joseph Aslan, our Director, Chief Executive Officer and President, and (b) leases this space from an unaffiliated third-party. From January 1, 2003 until June 30, 2004, we paid a monthly rent of $400. With the addition of warehouse space on July 1, 2004, we paid a monthly rent of $4,000 until December 31, 2004. We currently pay a rent of $4,750 for the use of such premises. Rent paid for the years ended December 31, 2004 and 2003 was $32,342 and $4,800, respectively. In 2005, we began subleasing approximately 9,000 square feet of the premises located at 40-24 22nd Street, Long Island City, New York, for a monthly rent of $3,600, which we subleased approximately 3,000 square feet of this property to a third-party for $1,100 per month.

         During 2003, we occupied approximately 1,200 square feet of office and warehouse space, including the use of conference rooms and other common areas, at 535 Wortman Avenue, Brooklyn, New York 11208, on a month-to-month basis, pursuant to an oral agreement with "Aslanco" Inc. a company which is wholly-owned by Joseph Aslan, our Director, Chief Executive Officer and President. We paid rent of $4,800 for 2003 for the use of such premises.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.
------------------------------------------------

(a)    Exhibits

EXHIBIT  NO.  DESCRIPTION

    3.1 Certificate of Incorporation of Icy Splash (Incorporated by reference to Exhibit 3.1 to our Form 10-SB (Reg. No. 000-26155), filed May 21, 1999).
    3.2 By-Laws of Icy Splash (Incorporated by reference to Exhibit 3.3 to our Form 10-SB, filed May 21, 1999).
    4.1        Specimen Common Stock certificate (Incorporated by reference to
               Exhibit 3.2 to our Form  10-SB, filed May 21, 1999).
    10.1 Consulting Agreement between Icy Splash and Pinnacle Capital Services, LLC, dated February 19, 2002 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8
               (Reg. No. 333-84338), filed March 15, 2002).
    10.2 Rescission and Stock Agreement between Sy Aslan, Yifat Aslan, Joseph Aslan and Icy Splash, dated March 31, 2005, Incorporated by reference to Exhibit 10.2 to our Form 8-K (Reg. No.000-26155), filed April 1, 2005).
    10.3       Rescission and Stock Agreement by and among Icy Splash,
               Joseph Aslan, Sy Aslan and Yifat Aslan, dated April 5, 2005 (Incorporated by reference to Exhibit 10.3 to our Form 8-K
               (Reg. No. 000-26155), filed April 6, 2005).
    10.4 License and Warehousing Agreement between Icy Splash and MountSpil Products Corp., dated April 13, 2005 (Incorporated by reference to Exhbit 10.4 to our Form 10-KSB (Reg. No. 000-25155), filed April 15, 2005) .
    23.1       Consent of Lazar Levine & Felix LLP.
    31.1 Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302 (a).
    31.2 Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302(a).
    32.1 Certification by Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S. C. Section 1350.

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

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 21, 2005.


                                ICY SPLASH FOOD & BEVERAGE, INC.

                                By:     /s/ Joseph Aslan
                                   ------------------------------------
                                Joseph  Aslan
                                President, Chief Executive Officer and  Director



            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed on April 21, 2005 by the following persons, in the capacities indicated.

Signature                  Title                                Date


   /s/ Joseph Aslan        President, Chief Executive Officer   April 21, 2005
-------------------------  and Director
Joseph  Aslan


   /s/ Charles Tokarz       Chief  Financial  Officer,          April 21, 2005
-------------------------   Treasurer and Director
Charles Tokarz

   /s/ Sy Aslan
-------------------------   Director                            April 21, 2005
Sy  Aslan

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Icy Splash Food and Beverage, Inc.
Brooklyn, New York

We have audited the accompanying balance sheets of Icy Splash Food and Beverage, Inc. as of December 31, 2004 and 2003, and the related statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Icy Splash Food and Beverage, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

                                           /s/ Lazar Levine & Felix LLP
                                        --------------------------------------
                                        LAZAR  LEVINE  &  FELIX  LLP
                                        New  York,  New  York
                                        April 11, 2005

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2004 AND 2003

ASSETS:
                                                                                2004              2003
                                                                           --------------    --------------
CURRENT ASSETS:
     Cash                                                                  $      59,673     $       2,688
     Accounts receivable, net of allowance for
         doubtful accounts of $17,075 for 2004
         and $8,479 for 2003 (Note 9)                                            104,378            38,784
     Inventory (Note 3d)                                                         428,914           107,539
       Prepaid expenses                                                            7,258                --
                                                                           --------------    --------------


TOTAL CURRENT ASSETS                                                             600,223           149,011
                                                                           --------------    --------------

FIXED ASSETS (Note 3c):
     Production equipment                                                          2,600             2,600
     Warehouse equipment                                                           5,000             5,000
     Office equipment                                                             17,098            15,301
     Leasehold improvements                                                        1,967                --
                                                                           --------------    --------------
                                                                                  26,665            22,901
     Less: accumulated depreciation                                               22,233            21,833
                                                                           --------------    --------------
                                                                                   4,432             1,068
                                                                           --------------    --------------

Other assets                                                                       5,000             3,000
                                                                           --------------    --------------
                                                                           $     609,655     $     153,079
                                                                           ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
     Accounts payable                                                      $     359,660     $      93,535
     Accrued expenses and other current liabilities                                2,911             3,552
     Shareholders' loans  (Note 5)                                                    --           193,765
     Income taxes payable (Notes 3e and 6)                                           457               457
                                                                           --------------    --------------

TOTAL CURRENT LIABILITIES                                                        363,028           291,309
                                                                           --------------    --------------

COMMITMENTS AND CONTINGENCIES
     (Notes 2,7,9 and 10)

SHAREHOLDERS' EQUITY (DEFICIT) (Notes 7 and 8):
     Preferred stock, $.001 par value, 1,000,000 shares authorized,
       zero shares issued and outstanding for 2004 and 2003                           --                --
     Common stock, $.001 par value, 50,000,000 shares authorized,
       33,375,500 and 11,430,600 shares issued and outstanding
       for 2004 and 2003, respectively                                            33,376            11,431
     Additional paid-in capital                                                2,328,146           869,441
     Accumulated deficit                                                      (1,083,539)         (953,102)
     Unearned compensatory stock                                                      --           (66,000)
     Stock subscription receivable                                            (1,031,356)               --
                                                                           --------------    --------------
                                                                                 246,627          (138,230)
                                                                           $     609,655     $     153,079
                                                                           ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                2004              2003
                                                                           --------------    --------------
NET SALES (Notes 3i,3l, 7 and 9)                                           $   1,678,740     $     683,108
                                                                           --------------    --------------

COST OF GOODS SOLD:
     Inventory - beginning of year                                               107,539            57,324
     Purchases                                                                 1,621,465           556,139
                                                                           --------------    --------------

                                                                               1,729,004           613,463
     Inventory - end of year                                                     428,914           107,539
                                                                           --------------    --------------

TOTAL COST OF GOODS SOLD                                                       1,300,090           505,924
                                                                           --------------    --------------

GROSS PROFIT                                                                     378,650           177,184
                                                                           --------------    --------------

OPERATING EXPENSES:
     Selling expenses                                                            196,974            91,022
     General and administrative expenses                                         311,389           124,194
                                                                           --------------    --------------
                                                                                 508,363           215,216
                                                                           --------------    --------------

(L0SS) FROM OPERATIONS                                                          (129,713)          (38,032)

OTHER INCOME (EXPENSES):
     Interest expense                                                                 --            (2,159)
                                                                           --------------    --------------

(LOSS) BEFORE TAXES                                                             (129,713)          (40,191)

     Provision for income taxes
     (Notes 3e and 6)                                                                724               457
                                                                           --------------    --------------

NET (LOSS)                                                                 $    (130,437)    $     (40,648)
                                                                           ==============    ==============

(LOSS) PER SHARE (Note 3j):

     Basic and diluted                                                     $           0     $           0
                                                                           ==============    =============






    The accompanying notes are an integral part of these financial statements

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                   Additional                                  Stock
                                                Common Stock         Paid-in   Accumulated    Unearned      Subscription
                                            Shares      Amount      Capital     Deficit    Compensation      Receivable    Total
                                            ------      ------      -------     -------    ------------      ----------    -----
BALANCE
January 1, 2003                           11,435,500  $ 11,436   $   854,488  $  (912,454)  $  (66,000)   $  (13,262)   $ (125,792)

Stock cancelled (Note 8)                      (4,900)       (5)            5           --           --            --            --

Payment of stock subscription receivable          --        --        14,948           --           --        13,262        28,210

Net loss, December 31, 2003                       --        --            --      (40,648)          --            --       (40,648)
                                          ----------- ---------  ------------ ------------  -----------   -----------   -----------

BALANCE - DECEMBER 31, 2003               11,430,600    11,431       869,441     (953,102)     (66,000)           --      (138,230)

Issuance of common stock for services
     (Note 8)                                  4,900         5         2,445           --           --            --         2,450

Issuance of common stock to replace
   Shareholder debt and payables (Note 8)  9,000,000     9,000       531,000           --           --        (31,356)     508,644

Stock issued for stock Subscription
   receivable (Note 8)                    13,300,000    13,300       986,700           --           --     (1,000,000)          --

Issuance of common stock for payment of
   Outstanding liability to an officer        70,000        70         4,130           --           --             --        4,200

Cancellation of stock previously issued
   as compensation (Note 8)                 (430,000)     (430)      (65,570)          --       66,000             --           --

Net loss, December 31, 2004                       --        --            --     (130,437)          --             --      (130,437)
                                          ----------- ---------- ------------ ------------ -----------   ------------  ------------
BALANCE - DECEMBER 31, 2004               33,375,500  $ 33,376   $ 2,328,146  $(1,083,539)  $       --    $(1,031,356)  $   246,627
                                          =========== ========== ============ ============  ===========   ============  ============

   The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

INCREASE  (DECREASE)  IN  CASH  AND  CASH  EQUIVALENTS:

                                                                                2004              2003
                                                                           --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                            $    (130,437)    $     (40,648)
     Adjustments to reconcile net (loss)
       to net cash (used in) operating activities:
         Depreciation                                                                400             3,500
         Provision for bad debts                                                  38,020             7,155
         Provision for inventory obsolescence                                     10,000                --
         Stock issued for services                                                 2,450                --
     Changes in assets and liabilities:
         Increase in accounts receivable                                        (103,614)          (34,570)
         Increase in inventories                                                (331,375)          (50,215)
         Increase in prepaid expense                                             (7,258)                --
         Increase in other assets                                                 (2,000)           (3,000)
         Increase in accounts payable                                            270,325            45,894
         (Decrease) in accrued expenses
           and other current liabilities                                           (641)              (337)
                                                                           --------------    --------------
     Net cash (used) by operating activities                                    (254,130)          (72,221)
                                                                           --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                     (3,764)             (552)
                                                                           --------------    --------------
     Net cash (used in) investing activities                                      (3,764)            (552)
                                                                           --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from subscriptions receivable                                       11,300            28,210
     Repayment of note payable                                                        --           (65,000)
     Proceeds from shareholders loans                                            415,342           201,852
     Repayments of shareholders loans                                           (111,763)          (67,384)
     Repayments of related party loans                                                --           (37,286)
                                                                           --------------    --------------
     Net cash provided by financing activities                                   314,879            60,392
                                                                           --------------    --------------

NET INCREASE IN CASH AND CASH
EQUIVALENTS                                                                       56,985           (12,381)
     Cash and cash equivalents, at beginning of year                               2,688            15,069
                                                                           --------------    --------------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                                  $      59,673     $       2,688
                                                                           --------------    --------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash used during the period for:
       Income taxes paid                                                   $         724     $         457
       Interest paid                                                       $          --     $       2,159

SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS 9,070,000 shares of common stock issued to
       replace shareholder debt and payables                               $     501,544     $          --
     13,300,000 shares of common stock issued
       for subscriptions receivable                                        $   1,000,000     $          --


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

     Inventory  consists  of  the  following:

                                                      2004          2003
                                                  ------------  -------------

     Finished product                             $    400,987  $     74,529
     Flavoring, bottles and packaging materials   $     27,927  $     33,010
                                                  ------------  ------------
                                                  $    428,914  $    107,539
                                                  ============  ============

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

(i)      Revenue Recognition

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

The following average shares were used for the computation of basic and diluted earnings per share:

          Year  ended  December  31,              2004             2003
                                              ---------------  -------------
          Basic                                  14,661,799     11,434,869
          Diluted                                14,661,799     11,434,869

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

(n)     Accounts Receivable and Allowance for Doubtful Accounts.

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. The Company evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer's inability to meet its financial obligations to it, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company's recent past loss history and an overall assessment of past due trade accounts receivable outstanding.

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

NOTE 6 - INCOME TAXES:

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

                                          2004                  2003
                                     ---------------       ---------------
        Accounts  receivable         $        6,800       $         4,000
        Inventories                          12,000                     -
        Net  operating  losses              400,000               385,000
        Valuation  allowances              (418,800)             (389,000)
                                     ---------------      ----------------
                                     $           --       $            --
                                     ===============      ================

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

NOTE 7 - RELATED PARTY TRANSACTIONS:

As of December 31, 2004, the Company subleased 1,200 square feet of office space, including the use of conference rooms and other common areas, and approximately 12,000 square feet of warehouse space at 535 Wortman Avenue, Brooklyn, New York 11208, on a month-to-month basis, from UMT Services Corp., a company which (a) is wholly-owned by Joseph Aslan, a Director, Chief Executive Officer and President of the Company, and (b) leases this space from an unaffiliated third-party. From January 1, 2003 until June 30, 2004, the Company paid a monthly rent of $400. With the addition of warehouse space on July 1, 2004, the Company paid a monthly rent of $4,000 until December 31, 2004. The Company currently pays a rent of $4,750 for the use of such premises. Rent paid for the years ended December 31, 2004 and 2003 was $32,342 and $4,800, respectively. As of February 1, 2005, the Company subleased approximately 9,000 square feet of the premises located at 40-24 22nd Street, Long Island City, New York, for a monthly rent of $3,600, of which it subleases approximately 3,000 square feet of such property to a third-party for $1,100 per month.

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

On August 18, 2004, Joseph Aslan, who is a director, and the Company's President and Chief Executive Officer, Sy Aslan, one of the Company's directors, Shlomo Aslan, one of the Company's shareholders, Yifat Aslan, the Company's Vice President of Operations, and the Company entered into an oral agreement, pursuant to which the Company issued an aggregate of 9,000,000 shares of its common stock to such persons. 5,000,000 of these shares were issued to Joseph Aslan; 2,000,000 of these shares were issued to Sy Aslan; 1,300,000 of these shares were issued to Yifat Aslan; and 700,000 of these shares were issued to Shlomo Aslan. These shares were issued in consideration for the Company's receipt of payments to or on its behalf totaling $540,000 in the aggregate through January 7, 2005. The price per share was approximately 75% of the market price per share at the time of issuance. On April 5, 2005, subsequent to the balance sheet date, the Company entered into a rescission and stock purchase agreement with Joseph Aslan, Shlomo Aslan, Sy Aslan and Yifat Aslan.

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

NOTE 8 - STOCKHOLDERS' EQUITY:

During the year ended December 31, 2001, the Company issued 265,500 shares of common stock upon exercise of outstanding common stock purchase warrants. The Company was to receive $235,375 on exercise of such warrants which represented the exercise price of $1.00 per share less direct offering costs of $3,575 and less $.10 per share which were required to be paid to Southern Financial Services, Inc. ("Southern"), the Company's financial consultant and escrow agent. To date, the Company has received only $92,275 in connection with such exercise and 78,050 shares have been recovered by a successor escrow agent. At December 31, 2001 the difference between the amount due and the amount received had been recorded as equity and a subscription receivable. As funds are received from recoveries, subscriptions receivable will be reduced until all recoveries have been made, at which time equity and subscriptions receivable will be adjusted accordingly. As of December 31, 2002, it appeared that recoveries would be limited to the sale of shares held in escrow. During 2002, 25,000 of the shares held in escrow were transferred to an internet information vendor to provide information about the Company to investors. At December 31, 2002, the 53,050 shares remaining in escrow were written-down to $0.25 per share to reflect the market value of the common stock. During 2003, the remaining shares were sold for $28,210, an amount $14,948 greater than their book value.

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

During the third quarter of 2004, the Company issued 9,000,000 shares of common stock to Joseph Aslan, Sy Aslan, Shlomo Aslan and Yifat Aslan as repayment of $540,000 of debt payable to such persons. Additionally, the Company paid $4,200 of accounts payable, to Charles Tokarz, the Company's Chief Financial Officer and Director, by issuing 70,000 shares of common stock. On April 5, 2005, subsequent to the balance sheet date, the Company rescinded its issuance of 9,000,000 shares and issued 5,400,000 shares of its common stock to Joseph Aslan, Sy Aslan, Shlomo Aslan and Yifat Aslan in consideration for the Company's receipt of payments to or on its behalf totaling $540,000 in the aggregate.

During the fourth quarter of 2004, the Company issued 13,300,000 shares of common stock to officers and directors pursuant to an agreement under which such persons would invest $1,000,000 in the Company. This transaction was rescinded subsequent to December 31, 2004. (See Note 11).

NOTE 9 - ECONOMIC DEPENDENCY:

For the year ended December 31, 2004, no single customer accounted for 10% of the Company's total sales. For the year ended December 31, 2003, sales to one customer (Haddon House) were $152,621, or 22.34% of the Company's net sales.

For the year ended December 31, 2004, purchases from one supplier was in excess of 10% of the Company's total purchases and amounted to approximately $253,000. At December 31, 2004, the amount due to this supplier was $69,491.

For the year ended December 31, 2003, purchases from three suppliers were in excess of 10% of the Company's total purchasds and amounted to approximately $166,000, $82,000 and $63,000, respectively. At December 31, 2003, amounts due to these suppliers were $15,498, $6,876 and $18,405, respectively.

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

Lease:

From time to time, the Company leases trucks from third-party lessors. The Company is a party to several leases agreements, all of which expire in various years through January 2009. Pursuant to these truck lease agreements, the payments consist of a base amount and a per mile charge. Minimum lease payments (which exclude mileage) are approximately $73,583, $44,346, $30,676, $24,874 and $478, for 2005, 2006, 2007, 2008 and 2009, respectively. Rental costs for the years ended December 31, 2004 and 2003 was $25,602 and $4,178, respectively.

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

In early 2005, the Company also acquired baking and baking-related equipment for approximately $95,000. The acquisition of bakery equipment, and the inclusion of bread in our product line, is facilitating the Company's addition of a bakery operation that includes two units. The first unit is bread delivery, and the second unit is high quality pastry products.

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

such persons. 5,000,000 of these shares were issued to Joseph Aslan; 2,000,000 of these shares were issued to Sy Aslan; 1,300,000 of these shares were issued to Yifat Aslan; and 700,000 of these shares were issued to Shlomo Aslan. These shares were issued in consideration for the Company's receipt of payments to or on its behalf totaling $540,000 in the aggregate through January 7, 2005. The price per share was approximately 75% of the market price per share at the time of issuance. On April 5, 2005, subsequent to the balance sheet date, the Company entered into a rescission and stock purchase agreement with Joseph Aslan, Shlomo Aslan, Sy Aslan and Yifat Aslan. Pursuant to the terms of the rescission and stock purchase agreement, the Company cancelled the 9,000,000 shares issued to Joseph Aslan, Shlomo Aslan, Sy Aslan and Yifat Aslan and in consideration for contributions by these persons in an aggregate amount of $540,000 through January 7, 2005, the Company issued 5,400,000 shares to Sy Aslan, Joseph Aslan, Shlomo Aslan and Yifat Aslan in the aggregate. 3,000,000 shares were issued to Joseph Aslan, 1,200,000 shares were issued to Sy Aslan, 780,000 shares were issued to Yifat Aslan, and 420,000 shares were issued to Shlomo Aslan. These shares were issued at the current market price of $0.10 per share.

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