Form 10QSB
period 2005-03-31
ICY SPLASH FOOD & BEVERAGE INC
filed 2005-05-16
CIK 1070906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.20549


                                   FORM 10-QSB
(Mark  One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the Quarterly Period Ended March 31, 2005

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

                         Commission File Number 0-26155

                        ICY SPLASH FOOD & BEVERAGE, INC.
        (Exact name of small business issuer as specified in its charter)

NEW YORK                                                    11-3329510
--------                                                    ----------
(State or Other Jurisdiction of                             (IRS Employer
Incorporation or Organization)                              Identification No.)

535 WORTMAN AVENUE, BROOKLYN, NY                            11208
--------------------------------                            -----
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code:  (718) 272-2765.

            Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                                                Yes [X]    No [ ]

            State the number of shares outstanding of the registrant's common equity as of the latest practicable date: 17,898,509 shares of the registrant's common stock were issued and outstanding as of May 13, 2005.

            Transitional Small Business Disclosure Format (Check One):
                                                        Yes [ ]    No [X]

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I
Item 1.     Financial Statements
              Balance Sheets as of March 31, 2005
                (unaudited) and December 31, 2004......................       1
              Statements of Operations for the three months ended
                March 31, 2005 and 2004 (unaudited)...................        2
              Statements of Cash Flows for the three months ended
                March 31, 2005 and 2004 (unaudited)...................        3
            Notes to Financial Statements (unaudited).................        4
Item 2.     Management's Discussion and Analysis......................        6
Item 3.     Controls and Procedures...................................       16

PART II

Item 1.     Legal Proceedings.........................................       18
Item 2.     Changes in Securities and Use of Proceeds.................       18
Item 3.     Defaults Upon Senior Securities...........................       19
Item 4.     Submission of Matters to a Vote of Security Holders.......       19
Item 5.     Other Information.........................................       19
Item 6.     Exhibits..................................................       19

Signatures............................................................       20

                                     PART I

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                                 BALANCE SHEETS

                                                                                                    March 31,          December 31,
                                                                                                      2005                2004
                                                                                                  --------------     --------------
                                                                                                    (Unaudited)
ASSETS:
CURRENT ASSETS:
     Cash                                                                                         $    225,720        $     59,673
     Accounts receivable, net of allowance for doubtful accounts of $41,265 for March 31, 2005
        and $17,075 for December 31, 2004, respectively.                                               265,219             104,378
     Inventory                                                                                          702,522            428,914
     Prepaid expenses                                                                                    16,706              7,258
                                                                                                  --------------     --------------

TOTAL CURRENT ASSETS                                                                                  1,210,167            600,223
                                                                                                  --------------     --------------

FIXED ASSETS:
     Production equipment                                                                               100,371              2,600
     Warehouse equipment                                                                                  5,000              5,000
     Office equipment                                                                                    17,098             17,098
     Leasehold improvements                                                                               1,967              1,967
                                                                                                  --------------     --------------
                                                                                                        124,436             26,665
     Less: accumulated depreciation                                                                      24,661             22,233
                                                                                                  --------------     --------------
                                                                                                         99,775              4,432
                                                                                                  --------------     --------------

Other assets                                                                                             17,200              5,000
                                                                                                  --------------     --------------
TOTAL ASSETS                                                                                      $   1,327,142      $     609,655
                                                                                                  ==============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
     Accounts payable                                                                             $     600,564      $      359,660
     Accrued expenses and other current liabilities                                                       7,340               2,911
     Shareholders' loans                                                                                103,054                  --
     Income taxes payable                                                                                   116                 457
                                                                                                  --------------     --------------

TOTAL CURRENT LIABILITIES                                                                               711,074             363,028
                                                                                                  --------------     --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $001 par value, 1,000,000 shares authorized,
       0 shares issued and outstanding for 2005 and 2004                                                     --                  --
     Common stock, $.001 par value; 50,000,000 shares authorized, 23,498,509 and 33,375,500
       shares issued and outstanding for March 31, 2005 and December 31, 2004, respectively              23,499              33,376
     Additional paid-in-capital                                                                       1,783,022           2,328,146
     Accumulated deficit                                                                             (1,190,453)         (1,083,539)
     Stock subscription receivable
                                                                                                             --          (1,031,356)
                                                                                                  --------------     --------------

                                                                                                        616,068             246,627
                                                                                                  --------------     --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                        $   1,327,142      $      609,655
                                                                                                  ==============     ===============

The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               For the Three Months
                                                                  Ended March 31,
                                                     ----------------------------------------
                                                          2005                      2004
                                                     --------------            --------------
NET SALES                                            $   1,200,117             $     205,715
                                                     --------------            --------------

COST OF GOODS SOLD:
     Inventory - beginning of period                       428,914                   107,539
     Purchases                                           1,274,991                   185,313
                                                     --------------            --------------
                                                         1,703,905                   292,852
     Inventory - end of period                             702,522                   157,600
                                                     --------------            --------------
TOTAL COST OF GOODS SOLD                                 1,001,383                   135,252
                                                     --------------            --------------

GROSS PROFIT                                               198,734                    70,463
                                                     --------------            --------------
OPERATING EXPENSES:
     Selling expenses                                      148,788                    28,007
     General and administrative expenses                   156,746                    34,039
                                                     --------------            --------------
                                                           305,534                    62,046
                                                     --------------            --------------

(LOSS) INCOME FROM OPERATIONS                             (106,800)                    8,417

     Provision for income taxes                                114                       114
                                                     --------------            --------------

NET (LOSS) INCOME                                    $    (106,914)            $       8,303
                                                     ==============            ==============

(LOSS) INCOME PER SHARE:

     Basic and diluted                               $       (0.00)            $        0.00
                                                     ==============            ==============

        Weighted average shares                         33,375,500                 11,430,000
                                                     ==============            ===============


The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             For the Three Months
                                                                             Ended March 31,
                                                                             ----------------------------------------
                                                                                  2005                      2004
                                                                             --------------            --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                       $    (106,914)            $       8,303
     Adjustments to reconcile net (loss) income to net cash
      (used in) operating activities:
       Depreciation                                                                  2,428                       100
       Provision for bad debts                                                      24,190                     2,057
     Changes in assets and liabilities:
       Increase in accounts receivable                                            (185,031)                  (25,728)
       Increase in inventories                                                    (273,608)                  (50,061)
       Increase in prepaid expense                                                  (9,448)                       --
       Increase in other assets                                                    (12,200)                       --
       Increase (decrease) in accounts payable                                     240,904                   (27,556)
       Increase in accrued expenses and other current liabilities                    4,088                     1,846
                                                                             --------------            --------------
     Net cash (used) by operating activities                                      (315,591)                   (91,039)
                                                                             --------------            --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                      (97,771)                       --
                                                                             --------------            --------------
     Net cash (used in) investing activities                                       (97,771)                       --
                                                                             --------------            --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from stock sales                                                     444,999                        --
     Proceeds from shareholders loans:                                             134,410                   148,402
     Repayments of shareholders loans                                                   --                   (12,596)
                                                                             --------------            --------------

Net cash provided by financing activities                                          579,409                   135,806
                                                                             --------------            --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          166,047                    44,767
     Cash and cash equivalents, at beginning of period                       $      59,673             $       2,688
                                                                             --------------            --------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                  $     225,720             $      47,455
                                                                             ==============            ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash used during the period for:
        Income taxes paid                                                    $         455             $        455

SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
     13,300,000 shares of common stock and corresponding subscription
        receivable rescinded                                                 $   1,000,000             $         --

The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

            In the opinion of management, the accompanying unaudited interim financial statements of Icy Splash Food & Beverage, Inc. contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2005 and December 31, 2004 (audited), the results of operations for the three months ended March 31, 2005 and 2004 and cash flows for the three months ended March 31, 2005 and 2004.

            The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

            The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2004, which is incorporated herein by reference. Certain notes included in Form 10-KSB have been condensed or omitted from this report in accordance with the rules for Forms 10-Q and 10-QSB.

         The Company discloses segment information in accordance with Statements of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which uses the management approach to determine reportable segments.

            Certain reclassifications have been made in the March 31, 2004 financial statements to conform to the current fiscal year presentation.

NOTE 2 - GOING CONCERN:

            As shown in the accompanying financial statements, the Company has incurred continuing losses and has an accumulated deficit of $1,190,453 as of March 31, 2005. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and generating cash flow from operations. The Company is actively pursuing additional capital and seeking to expand its business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - LOANS PAYABLE - SHAREHOLDERS:

            At March 31, 2005, the Company owed two of its shareholders $103,054. These loans are unsecured, non interest bearing and payable upon demand.

NOTE 4 - CAPITAL STOCK

            On March 31, 2005, the Company entered into a rescission and stock purchase agreement with Joseph Aslan, Sy Aslan and Yifat Aslan. Pursuant to the terms of the rescission and stock purchase agreement, the Company cancelled the 13,300,000 shares issued to Joseph Aslan, Sy Aslan and Yifat Aslan and in consideration for contributions by these persons in an aggregate amount of $444,999, the Company issued an aggregate of 3,423,009 shares to Sy Aslan, Joseph Aslan and Yifat Aslan. 1,544,211 shares were issued to Joseph Aslan, 1,544,211 shares were issued to Sy Aslan and 334,587 shares were issued to Yifat Aslan. The rescission and issuance of these shares are reflected on the balance sheet at March 31, 2005. The 13,300,000 shares of common stock were issued in the fourth quarter of 2004 by the Company to Joseph Aslan, Sy Aslan and Yifat Aslan pursuant to an agreement under which such persons would invest $1,000,000 in the Company.

NOTE 5 - ECONOMIC DEPENDENCY:

            For the three months ended March 31, 2005, purchases from MountSpil Products Corp. ("MountSpil"), a vendor, amounted to $242,801, or 19.0%, of the Company's total purchases of inventory. At March 31, 2005, the amount due this supplier was $9,990.

NOTE 6 - SUBSEQUENT EVENTS:

            On April 5, 2005, subsequent to the balance sheet date, the Company entered into a rescission and stock purchase agreement with Joseph Aslan, Shlomo Aslan, Sy Aslan and Yifat Aslan. Pursuant to the terms of the rescission and stock purchase agreement, the Company cancelled the 9,000,000 shares issued to Joseph Aslan, Shlomo Aslan, Sy Aslan and Yifat Aslan and in consideration for contributions by these persons in an aggregate amount of $540,000 through January 7, 2005, the Company issued 5,400,000 shares to Sy Aslan, Joseph Aslan, Shlomo Aslan and Yifat Aslan in the aggregate. 3,000,000 shares were issued to Joseph Aslan, 1,200,000 shares were issued to Sy Aslan, 780,000 shares were issued to Yifat Aslan, and 420,000 shares were issued to Shlomo Aslan. These shares were issued at the current market price of $0.10 per share. The 9,000,000 shares of common stock were issued in the third quarter of 2004 to Joseph Aslan, who is a director, and the Company's President and Chief Executive Officer, Sy Aslan, one of the Company's directors, Shlomo Aslan, one of the Company's shareholders and Yifat Aslan, the Company's Vice President of Operations. 5,000,000 of these shares were issued to Joseph Aslan; 2,000,000 of these shares were issued to Sy Aslan; 1,300,000 of these shares were issued to Yifat Aslan; and 700,000 of these shares were issued to Shlomo Aslan. These shares were issued in consideration for the Company's receipt of payments to or on its behalf totaling $540,000 in the aggregate through January 7, 2005. The price per share was approximately 75% of the market price per share at the time of issuance.

            On April 13, 2005, the Company entered into a license and warehousing agreement with MountSpil pursuant to which the Company is the exclusive seller of MountSpil's products in the tri-state area of New York, New Jersey and Connecticut. The agreement provides that the Company can utilize the MountSpil and Shan logos and trade names for the products. Under this agreement, MountSpil also provides certain warehousing services to the Company for a fee of $8,000 per week.

            On April 30, 2005, the Company purchased 2,000,000 shares of its common stock from Joseph Anteri for $72,620, or approximately $0.036 per share, and on May 10, 2005, the Company cancelled these 2,000,000 shares.

NOTE 7 - SEGMENT INFORMATION

            The Company measures operating results as three reportable segments:
(i) Icy Splash, (ii) Mountspil, and (iii) Handmade. Icy Splash manufactures and distributes "Icy Splash" beverages and distributes third-party specialty foods and beverages and health and beauty aids ("HBA"), including, milk and dairy, over-the-counter pharmaceutical HBA. MountSpil, is the Company's fastest growing segment and distributes dry packed goods, including MountSpil Farms Honey, Shan preserves and Shan peanut butter. The Company's Handmade segment manufactures and distributes cookies and distributes baked bread. The Company evaluates performance and allocates resources based on profit or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 and in the Company's annual statement filed with the Securities and Exchange Commission on Form 10-KSB for its fiscal year ended December 31, 2004. Intersegment sales and transfers are recorded at market prices. There were no reportable segments prior to the fiscal quarter ended March 31, 2005.

            The table below presents information about the Company's reportable segments:

                                                                 March 31, 2005
                                           Icy Splash      Mountspil      Handmade       Total
                        Operations Operations Operations
--------------------------------------------------------------------------------
Net sales                               $ 560,019      $  603,501      $  36,597    $ 1,200,117
(Loss) income from operations             (94,025)         11,203        (23,978)      (106,800)
Identifiable assets                       618,096         570,522        138,524      1,327,142
Depreciation expenses                         100               0          2,328          2,428
Capital expenditures                            0               0         97,771         97,771





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Overview
--------

            We operate three distinct business segments: (i) Icy Splash, (ii) MountSpil, and (iii) Handmade. Icy Splash manufactures and distributes "Icy Splash" beverages and distributes third-party specialty foods and beverages and HBA products, including, milk and dairy, over-the-counter pharmaceutical HBA. MountSpil, is our fastest growing segment and distributes dry packed goods, including MountSpil Farms Honey, Shan preserves and Shan peanut butter. Our Handmade segment manufactures and distributes cookies and distributes baked bread. All of our segments distribute their products to customers, including supermarket chains, gourmet stores, delicatessens, grocery stores, convenience stores and 99 Cent Stores in the New York metropolitan area. We import many of our specialty foods and HBA products, and distribute these products with domestically produced products to our customer base using our sales force and warehouse systems. We deliver our products with our refrigerated and non-refrigerated trucks. Our cost of revenues primarily consists of the acquisition of products and raw material costs. Our general and administrative expenses consist primarily of vehicle, warehouse and office space leasing, payroll, insurance and professional fees.

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

         We have not made changes in any critical accounting policies during the three months ended March 31, 2005. Any significant changes in critical accounting policies and estimates are discussed by Joseph Aslan, our Chief Executive Officer, Director and principal shareholder and Charles Tokarz, our Chief Financial Officer, Treasurer and Director, during the quarter in which a change is contemplated and prior to making such change.

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

Income Taxes
------------

         We utilize Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes"("SFAS 109"), which requires the use of the asset and liability approach of providing for income taxes. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets due to operating losses aggregated approximately $445,000 at March 31, 2005. We have established a 100% valuation allowance against this asset until it is more likely than not to be realized.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

Net Sales
---------

         Net sales increased by $994,402, or 483.4%, from $205,715 for the three months ended March 31, 2004 to $1,200,117 for the three months ended March 31, 2005. For the three months ended March 31, 2005, net sales of Icy Splash (TM) Clear, and other manufacturers' products, before price discounts and other sales incentives, were 3.0%, and 97.0%, respectively. For the three months ended March 31, 2004 net sales of Icy Splash (TM) Clear, and other manufacturers' products, before price discounts and other sales incentives, were 27.6%, and 72.4%, respectively, of our net sales. The increase in sales and increase in the percentages of our sales attributable to third-party products is a result of our expansion of distribution activities and a decrease in sales of Icy Splash. The increase in sales of third-party manufacturers' products of $1,009,341, or 654.3% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 is primarily due to the addition of new product lines to our local distribution network. The new items are less seasonal than beverages and we anticipate that this change in product mix will help ameliorate the effects of seasonality on our revenue.

         In early 2005, we commenced operations of a baked products business and began selling these products. We also added new specialty food products and HBA products. For the three months ended March 31, 2005, new bakery products, new dairy products and new specialty food products accounted for $36,597, $82,744 and sales of $603,501, respectively.

Gross Profit
------------

         Our gross profit increased by $128,271, or 182.0%, from $70,463 for the three months ended March 31, 2004 to $198,734 for the three months ended March 31, 2005. Our gross profit margin decreased to 16.6% for the three months ended March 31, 2005 from a gross profit margin of 34.3% for the three months ended March 31, 2004. The decrease in profit margin was primarily caused by an increase in our promotional expenditures and the increased percentage of our revenues attributable to distributing third-party products on which we generally recognize a smaller gross margin. We initially purchase new product lines in smaller quantities while we test the market for these new products. Our gross margin on these products were particularly lower because we anticipate that as certain new product lines succeed, we will be able to obtain these products at lower cost. Larger volume orders that are expected to reduce our per unit costs are anticipated to have a positive impact on our gross margins. Additionally, we commenced operating a bakery operation during the first quarter of 2005.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling expenses were $148,788 for the three months ended March 31, 2005, an increase of $120,781, or 431.2%, compared with $28,007 for the three months ended March 31, 2004. These represented 12.4% and 13.6% of net sales in such quarters, respectively. The increase in selling expenses is primarily due to the costs associated with starting our own distribution activities in the New York metropolitan area and the increases in shipping, handling and processing costs. Vehicle expenses were $30,011 for the three months ended March 31, 2005, an increase of $25,104, or 511.6%, compared with $4,907 for the three months ended March 31, 2004. These represented 2.5% and 2.4% of net sales and net expenses, respectively. Shipping, handling and processing expenses were $58,200 for the three months ended March 31, 2005, an increase of $58,006, or 29,900%, compared with $194 for the three months ended March 31, 2004. These represented 4.8% and 0% of net sales and net expenses, respectively.


         General and administrative expenses were $156,746 for the three months ended March 31, 2005, an increase of $122,707, or 360.5%, compared with $34,039 for the three months ended March 31, 2004. These represented 13.1% and 16.5% of our net sales in such quarters, respectively. Payroll expense was $36,657 for the three months ended March 31, 2005, an increase of $30,651, or 510.3%, compared with $6,006 for the three months ended March 31, 2004. These represented 3.1% and 2.9% of net sales in such quarters, respectively. Insurance expense was $15,504 for the three months ended March 31, 2005, an increase of $8,126, or 110.1%, compared with $7,378 for the three months ended March 31, 2004. These represented 1.3% and 3.6% of net sales in such quarters, respectively. Rent expense was $21,450 for the three months ended March 31, 2005, an increase of $20,250, or 1,687.5%, compared with $1,200 for the three months ended March 31, 2004. These represented 1.8% and 0.6% of net sales in such quarters, respectively. Utilities expense was $20,848 for the three months ended March 31, 2005, an increase of $20,677, or 12,091.8%, compared with $171 for the three months ended March 31, 2004. These represented 1.7% and 0.1% of net sales in such quarters, respectively. The increases in our general and administrative expenses result from the expansion of our distribution activities, including the offering of a larger variety of products to our customers. For example, the rent for our primary office and warehouse facility increased on January 1, 2005 from $4,000 per month to $4,750 per month. In addition, in the first quarter of fiscal 2005, we leased an additional facility for $3,600 per month. The additional space was necessary to implement our local distribution and bakery activities.

         Bad debt expense was $24,190 for the three months ended March 31, 2005, an increase of $22,133, or 1,076.0%, compared with $2,057 for the three months ended March 31, 2004. These represented 2.0% and 1.0% of net sales in such quarters, respectively.

Net Loss
--------

            We incurred a loss from operations for the three months ended March 31, 2005 of $(106,800) compared with a profit of $8,417 for the three months ended March 31, 2004. Our operating loss was 8.9% of net sales for the three months ended March 31, 2005 and our operating profit was 4.1% of net sales for the three months ended March 31, 2004. Net loss and net loss as a percentage of sales for the three months ended March 31, 2005 were $(106,914) and (8.9%), respectively, compared to a net profit and net profit percentage of $8,303 and 4.0% for the three months ended March 31, 2004. Our net loss is primarily due to the costs associated with the investments we made to develop our facilities and new product lines, which more than offset the increased net revenue and gross profit resulting from such activities, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

            As of March 31, 2005, we had cash balances of $225,720, working capital of $499,093 and an accumulated deficit of $(1,190,453). In addition, we incurred net losses of $(106,914) for the three months ended March 31, 2005. Working capital increased $261,898 for the three months ended March 31, 2005, predominately as a result of issuing common stock for $444,999.

         Net cash flow used by operating activities was $315,591 and $91,039 for the three months ended March 31, 2005 and 2004, respectively. The increase in cash used was predominately due to our decision to increase our inventory levels in order to improve our ability to service our local customers and an increase in accounts receivable resulting from the expansion of our business.

            We have financed our operations primarily through the issuance of equity securities, through short-term borrowings from our shareholders and through cash generated from operations. In our opinion, we do not expect to have sufficient working capital to fund our current operations and may need to raise at least $200,000 in additional capital over the next twelve months. However, market conditions and their effect on our liquidity may restrict our use of cash, and require us to borrow or raise additional funds. Our future cash requirements are expected to depend on numerous factors, including, but not limited to: (a) the ability to grow our sales to our current customer base, (b) the ability to generate positive cash flow from operations, and the extent thereof, (c) the ability to raise additional capital or obtain additional financing, and (d) economic conditions. In the event that sufficient funding is not available externally, we may need to seek additional financing from our directors and shareholders. Such persons are under no contractual obligation to provide any funds. We currently have no credit facility for additional borrowing. There is no assurance that we will be able to generate enough funds from either operations or equity/debt financing to sustain us in the future.

            During the first three months of 2005, we purchased $97,771 of fixed assets. Also, we borrowed $134,410 from Joseph Aslan, our President, Chief Executive Officer and Director, and Sy Aslan, our Director.

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

SEASONALITY

         The beverage production and beverage distribution industries are characterized by significant seasonal variations. Historically, a significant portion of our net sales have been realized during the month of December and the months of May through September, and levels of net sales and net earnings have generally been significantly lower during the period from October through April, excluding December. We expect our net sales and operating results from our beverage production and distribution to continue to be affected by these seasonal fluctuations. Our net sales from beverage production and distribution activities currently account for between 3 to 7% of our net sales. As our distribution operations have and continue to generate a larger portion of our net sales, we expect the seasonal effects on our net sales to be reduced. Our revenues may also experience substantial variations as a result of a number of other factors, such as consumer preferences and introduction of competing products by competitors, as well as limited time promotional pricing and other offers made by retailers that do not carry our products. There can be no assurance that we will achieve consistent growth or profitability on a quarterly or annual basis.

                                  RISK FACTORS

         Our operations, as well as an investment in our securities, involve numerous risks and uncertainties. The reader should carefully consider the risk factors discussed below and elsewhere in this Form 10-QSB before making any investment decision involving our securities.

INCREASES IN PRICES COULD ADVERSELY AFFECT OUR FINANCIAL POSITION.

         Our ability to obtain raw materials and finished goods at attractive prices are a key to our financial viability and potential profitability. We are dependent upon a ready supply of products and raw materials from abroad and/or locally. The prices for these materials are determined by the general market, and may change at any time. Furthermore, we are not engaged in any purchasing agreements with our suppliers which provide for mechanisms alleviating price fluctuations of raw materials and finished goods. Therefore, increases in prices for any of these raw materials and finished goods could have a material adverse impact on our results of operations and financial position. While we believe that there are numerous alternative suppliers for the products and raw materials, the loss of a supplier could adversely impact our operations, particularly in that the time it would take to effect a change could significantly impact our business in the short term should a change become necessary.

         In light of our expansion into the business of distributing third-party products, we have become dependent on obtaining these products at prices that allow us to operate successfully. While we have the option to discontinue items that become too expensive, this could cause disruptions to our product line.

WE HAVE HAD LOSSES AND SUCH LOSSES MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

         We had a net loss of $106,914 for the three months ended March 31, 2005 and a net loss of $130,437 for the fiscal year ended December 31, 2004. There can be no assurance that we will be profitable in the future. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue to expand our revenues, gross profit and operating margins.

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

WE MAY NOT BE ABLE TO ACHIEVE AND MANAGE OUR PLANNED EXPANSION.

         We face many business risks associated with rapidly growing companies, including the risk that our existing management, information systems and financial controls will be inadequate to support our continued planned expansion. Our growth plans will require us to expend significant management time and effort and additional resources to ensure the continuing adequacy of our financial controls, operating procedures, information systems, product purchasing, warehousing and distribution systems and employee training programs. We cannot predict whether we will be able to effectively manage these increased demands or respond on a timely basis to the changing demands that our planned expansion will impose on our management, information systems and financial controls. If we fail to continue to add management personnel or to improve our management information systems and financial controls or if we encounter unexpected difficulties during expansion, our business, financial condition, operating results or cash flows could be materially adversely affected.

A LOSS OF OUR LARGEST SUPPLIER OR ANY REDUCTIONS IN SUPPLIES WE RECEIVE FROM OUR LARGEST SUPPLIER COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

            For the quarter ended March 31, 2005, purchases from MountSpil amounted to $242,801, or 19.0%, of our total purchases of inventory. At March 31, 2005, the amount due to this supplier was $9,990. MountSpil supplied us with packaged goods and food items at prices which we believe were competitive and we believe this helped us compete effectively against our larger competitors. We now purchase most of these supplies directly from the manufacturers thereof. The loss of these supplies and/or reduction of supplies provided to us for any reason could undermine our ability to compete and could have an adverse impact on our financial condition and results of our operations.

IF WE ARE UNABLE TO IMPROVE OUR GROSS MARGIN WE MAY NEVER ACHIEVE PROFITABILITY.

         The food and beverage production, and the food, beverage and HBA distribution industries, are highly competitive. Our gross profit margin decreased to 16.6% for the three months ended March 31, 2005 from a gross profit margin of 34.3% for the three months ended March 31, 2004. Our decline in gross profit margin was primarily caused by an increase in our revenues attributable to distributing third-party products, on which we generally recognize a smaller gross margin. We initially purchase new product lines in smaller quantities while we test the market for these new products. Our gross margin on these products were particularly lower because we anticipate that as certain new product lines succeed, we will be able to obtain these products at lower cost, due to larger volume orders that we anticipate we will be able to purchase, and this is expected to have a positive impact on our gross margins. Should we not be able to improve our gross margin on these new product lines, our profitability will suffer. There can be no assurance that we will be able to increase our gross margins, and if we fail to increase our gross profit we would not expect to be profitable.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

         We expect that we will require additional funds to expand our distribution, sales and marketing activities. We anticipate that we will require up to approximately $200,000 to fund our continued operations for the next twelve months, depending on revenue and cash flow, if any, from operations. We expect that additional capital will be required to implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital would be expected to restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

DUE TO THE GEOGRAPHIC CONCENTRATION OF OUR SALES WE COULD BE MORE ADVERSELY AFFECTED BY AN ECONOMIC DOWNTURN THAN OUR LARGER COMPETITORS.

         We serve limited market areas, which in turn leaves us more susceptible to an adverse impact affected by an economic downturn in our market areas than our larger and more geographically diverse competitors. Currently, our primary market area is limited to the New York, New Jersey, Connecticut and Pennsylvania. If any of these areas suffer an economic downturn, our business and financial condition may be severely affected. Our larger competitors serve a more geographically diverse market area, parts of which may not be affected by the same economic conditions that exist in our primary market areas.

WE ARE DEPENDENT ON OUR KEY EXECUTIVES.

         Our future success will depend substantially upon the abilities of, and personal relationships developed by, Joseph Aslan, our President, Chief Executive Officer and one of our principal stockholders, as well as Sy Aslan, one of our directors and one of our principal stockholders, and Yifat Aslan, our Vice President in charge of operations. The loss of Joseph, Sy or Yifat Aslan's services could materially adversely affect our business and our prospects for the future. We do not have key person insurance on the lives of, or non-competition agreements with, such persons.

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

OUR INTERNATIONAL OPERATIONS EXPOSE US TO NUMEROUS RISKS.

         Currently, we import various lines of specialty foods and HBA products from Canada, Mexico, Argentina, Honduras, Greece, Turkey, Israel, Egypt, Oman, China and India. Net sales of these imported items represented approximately 25% of our net sales in fiscal 2004 and approximately 25% in the first quarter of 2005. We also export over-the-counter pharmaceutical and HBA products to Europe and the Middle East. Net sales of our exports amounts to approximately 3% of our net sales in fiscal 2004 and approximately 4% in the first quarter of 2005. We are subject to a number of factors which may impair our current or future international opportunities. These include:

        o        economic downturns;
        o        currency exchange rate fluctuations;
        o        international incidents; and
        o        government instability.

OUR PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS OWN A CONTROLLING INTEREST IN OUR VOTING STOCK AND OTHER SHAREHOLDERS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT.

         Our officers and directors, in the aggregate, beneficially own approximately 84.43% of our outstanding common stock. As a result, these shareholders, acting together, will have the ability to control substantially all matters submitted to our shareholders for approval, including:

        o    election of our board of directors;
        o    removal of any of our directors;
        o    amendment of our certificate of incorporation or bylaws; and
        o adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

         Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

FUTURE SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

         Our officers and directors, in the aggregate, beneficially own approximately 84.43% of our outstanding common stock. Sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF OUR STOCK.

         The Securities and Exchange Commission (the "SEC") Rule 15g-9 defines a "penny stock" as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

        o that a broker-dealer approve a person's account for transactions in penny stocks; and
        o the broker-dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
        o In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

                o obtain financial information and investment experience objectives of the person;
                o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks; and
                o deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form, sets forth the basis on which the broker or dealer made the suitability determination and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

         Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for shareholders to dispose of our common stock and cause a decline or other diminution in the market value of our stock.

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

                           FORWARD LOOKING STATEMENTS

Statements contained in this Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on the beliefs and current expectations of and assumptions made by our management. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

         o increases in prices of raw materials and finished goods that we purchase,
         o   the market acceptance and amount of sales of our products,
         o our success in increasing revenues and gross profits and in reducing or otherwise restraining expenses,
         o the extent of the enactment, enforcement and strict interpretations of laws relating to food production and distribution,
         o   our ability to achieve and manage our growth,
         o   our ability to implement and maintain internal controls,
         o the competitive environment within the industries in which we operate,
         o   our limited geographic concentration of our sales,
         o   our ability to raise additional capital to fund our activities,
         o   our ability to continue as a going concern,
         o   our dependency on key executives, and
         o the other factors and information disclosed and discussed under the "Risk Factors" section of Item 1 and in other sections of this Form 10-QSB.

         Readers should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

            As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by our this quarterly report on Form 10-QSB filed with the SEC. In order to address issues relating to issuances of our shares and timely filing required disclosures with the SEC, we are in the process of designing and implementing procedures to assure that all transactions are properly implemented, with prompt public disclosure to the extent required.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS
-------------------------

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

ITEM 2. CHANGES IN SECURITIES AND PURCHASE OF ICY SPLASH FOOD & BEVERAGE, INC. SECURITIES.
------------------------------------------------------------------------------

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

         On December 2, 2004, Sy Aslan, one of our directors, Joseph Aslan, who is a director and our President and Chief Executive Officer, Yifat Aslan, our Vice President of Operations, and Icy Splash entered into a stock agreement pursuant to which we issued an aggregate of 13,300,000 shares of our common stock to such persons. 6,000,000 of these shares were issued to Sy Aslan, 6,000,000 of these shares were issued to Joseph Aslan and 1,300,000 of these shares were issued to Yifat Aslan. These shares were issued in consideration for the commitment by these persons to provide $1,000,000 in funding. The price per share was approximately 75% of the market price per share at the time of issuance. On March 31, 2005, we entered into a rescission and stock purchase agreement with Joseph Aslan, Sy Aslan and Yifat Aslan. Pursuant to the terms of the rescission and stock purchase agreement, we cancelled the 13,300,000 shares issued to Joseph Aslan, Sy Aslan and Yifat Aslan and in consideration for contributions by these persons in an aggregate amount of $444,999, we issued 3,423,009 shares to Sy Aslan, Joseph Aslan and Yifat Aslan in the aggregate. 1,544,211 shares were issued to Joseph Aslan, 1,544,211 shares were issued to Sy Aslan and 334,587 shares were issued to Yifat Aslan. These shares were issued at the current market price of $0.13 per share. See Note 4.

         All of the foregoing securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

            On April 30, 2005, we purchased 2,000,000 of our shares from Joseph Anteri for $72,620, or approximately $0.036 per share, and on May 10, 2005, we cancelled these 2,000,000 shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------

            None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

            None.

ITEM 5. OTHER INFORMATION.
--------------------------

         None.

ITEM 6. EXHIBITS.
-----------------

Exhibit No.  Description
-----------  -----------
10.1 Rescission and Stock Agreement between Sy Aslan, Yifat Aslan, Joseph Aslan and Icy Splash, dated March 31, 2005
             (Incorporated by reference to Exhibit 10.2 to our Form 8-K (Reg. No.000-26155), filed April 1, 2005).

10.2 Rescission and Stock Agreement by and among Icy Splash, Joseph Aslan, Sy Aslan and Yifat Aslan, dated April 5, 2005 (Incorporated by reference to Exhibit 10.3 to our Form 8-K (Reg. No. 000-26155), filed April 6, 2005).

10.3 License and Warehousing Agreement between Icy Splash and MountSpil Products Corp., dated April 13, 2005 (Incorporated by reference to Exhbit 10.4 to our Form 10-KSB (Reg. No. 000-25155), filed
             April 15, 2005).

10.4 Stock Purchase Agreement between Joseph Anteri and Icy Splash, dated April 30, 2005.

31.1         Certification of Chief Executive Officer pursuant to Sarbanes-Oxley
             Section 302(a).

31.2         Certification of Chief Financial Officer pursuant to Sarbanes-Oxley
             Section 302(a).

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2005

                                  ICY SPLASH FOOD & BEVERAGE, INC.



                              By:    /s/ Joseph Aslan
                                  ---------------------------------------------
                                  Joseph  Aslan
                                  President Chief Executive Officer and Director



                              By:    /s/ Charles Tokarz
                                  ---------------------------------------------
                                  Charles Tokarz
                                  Chief Financial Officer and Director