Form 10QSB
period 2005-06-30
ICY SPLASH FOOD & BEVERAGE INC
filed 2005-08-22
CIK 1070906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark  One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended June 30, 2005

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

       State the number of shares outstanding of the registrant's common equity as of the latest practicable date: 17,898,509 shares of the registrant's common stock were issued and outstanding as of August 15, 2005.

       Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

Item 1.   Financial Statements
             Balance Sheets as of June 30, 2005
               (unaudited) and December 31, 2004..........................   2
             Statements of Operations for the three and six months
               ended June 30, 2005 and 2004 (unaudited)...................   3
             Statements of Cash Flows for the six months ended
               June 30, 2005 and 2004 (unaudited).........................   4
          Notes to Financial Statements (unaudited) ......................   5
Item 2.   Management's Discussion and Analysis............................   7
Item 3.   Controls and Procedures.........................................   18

PART II

Item 1.   Legal Proceedings...............................................   19
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.....   19
Item 3.   Defaults Upon Senior Securities.................................   20
Item 4.   Submission of Matters to a Vote of Security Holders.............   20
Item 5.   Other Information...............................................   20
Item 6.   Exhibits........................................................   20

                                     PART I

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                                 BALANCE SHEETS

                                                                                          June 30,         December 31,
                                                                                            2005               2004
                                                                                       --------------     --------------
                                                                                         (Unaudited)
ASSETS:
CURRENT ASSETS:
   Cash                                                                                $      83,802      $      59,673
   Accounts receivable, net of allowance for doubtful accounts
     of $73,656 for June 30, 2005 and $17,075 for December 31, 2004, respectively.           278,375            104,378
   Inventory                                                                                 781,520            428,914
   Prepaid expenses                                                                           86,696              7,258
                                                                                       --------------     --------------

TOTAL CURRENT ASSETS                                                                       1,230,393            600,223
                                                                                       --------------     --------------

FIXED ASSETS:
   Production equipment                                                                      100,371              2,600
   Warehouse equipment                                                                         5,000              5,000
   Office equipment                                                                           17,098             17,098
   Leasehold improvements                                                                      1,967              1,967
                                                                                       --------------     --------------
                                                                                             124,436             26,665
   Less: accumulated depreciation                                                             28,253             22,233
                                                                                       --------------     --------------
                                                                                              96,183              4,432
                                                                                       --------------     --------------

Other assets                                                                                  23,015              5,000
                                                                                       --------------     --------------
TOTAL ASSETS                                                                           $   1,349,591      $     609,655
                                                                                       ==============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts payable                                                                    $     770,453      $     359,660
   Accrued expenses and other current liabilities                                             32,146              2,911
   Shareholders' loans                                                                       199,674                 --
   Income taxes payable                                                                          230                457
                                                                                       --------------     --------------

TOTAL CURRENT LIABILITIES                                                                  1,002,503            363,028
                                                                                       --------------     --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value, 1,000,000 shares authorized,
     0 shares issued and outstanding for 2005 and 2004                                            --                 --
   Common stock, $.001 par value; 50,000,000 shares authorized, 17,898,509 and 33,375,500 shares issued and outstanding for June 30, 2005 and
     December 31, 2004, respectively                                                          17,898             33,376
   Additional paid-in-capital                                                              1,716,002          2,328,146
   Accumulated deficit                                                                    (1,386,812)        (1,083,539)
   Stock subscription receivable                                                                  --         (1,031,356)
                                                                                       --------------     --------------
                                                                                             347,088            246,627
                                                                                       --------------     --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $   1,349,591      $     609,655
                                                                                       ==============     ==============

   The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      For the Three Months                    For the Six Months
                                                          Ended June 30,                          Ended June 30,
                                                   ----------------------------          ----------------------------
                                                       2005            2004                  2005            2004
                                                       ----            ----                  ----            ----
NET SALES                                          $ 1,584,895     $   423,631           $  2,785,012    $   629,346
                                                   ------------    ------------          ------------    ------------

COST OF GOODS SOLD:
     Inventory - beginning of period                   702,522         157,600               428,914         107,539
     Purchases                                       1,475,408         445,181             2,750,399         631,307
                                                   ------------    ------------          ------------    ------------
                                                     2,177,930         602,781             3,179,313         738,846
     Inventory - end of period                         781,520         249,846               781,520         249,846
                                                   ------------    ------------          ------------    ------------

TOTAL COST OF GOODS SOLD                             1,396,410         352,935             2,397,793         489,000
                                                   ------------    ------------          ------------    ------------

GROSS PROFIT                                           188,485          70,696               387,219         140,346
                                                   ------------    ------------          ------------    ------------

OPERATING EXPENSES:
     Selling expenses                                  186,175          47,364               334,964          69,031
     General and administrative expenses               198,555          60,976               355,300         100,542
                                                   ------------    ------------          ------------    ------------
                                                       384,730         108,340               690,264         169,573
                                                   ------------    ------------          ------------    ------------

LOSS FROM OPERATIONS                                  (196,245)        (37,644)             (303,045)        (29,227)

     Provision for income taxes                            114             114                   228             228
                                                   ------------    ------------          ------------    ------------

NET LOSS                                           $  (196,359)    $   (37,758)          $  (303,273)    $   (29,455)
                                                   ============    ============          ============    ============

LOSS PER SHARE:

     Basic and diluted                             $     (0.01)    $     (0.00)          $     (0.01)    $     (0.00)
                                                   ============    ============          ============    ============

     Weighted average shares                        19,094,113      11,435,500            26,155,466       11,435,418
                                                   ------------    ------------          ------------    ------------


   The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    For the Six Months
                                                                                                       Ended June 30,
                                                                                            ------------------------------------
                                                                                                  2005                  2004
                                                                                            ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                                             $      (303,273)    $       (29,455)
     Adjustments to reconcile net loss to net cash (used in) operating activities:
       Depreciation                                                                                   6,020                 200
       Provision for bad debts                                                                       56,581               6,419
       Stock issued for services                                                                         --               2,450

     Changes in assets and liabilities:
       (Increase) in accounts receivable                                                          (230,578)             (56,615)
       (Increase) in inventories                                                                  (352,606)            (142,307)
       (Increase) in prepaid expense                                                               (79,438)                  --
       (Increase) in other assets                                                                  (18,015)                  --
       Increase (decrease) in accounts payable                                                     410,793              (10,139)
       Increase in accrued expenses and other current liabilities                                   29,008                3,887
                                                                                            ----------------    ----------------
     Net cash (used in) operating activities                                                       (481,508)           (225,560)
                                                                                            ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                                       (97,771)                 --
                                                                                            ----------------    ----------------
     Net cash (used in) investing activities                                                        (97,771)                 --
                                                                                            ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from stock sales                                                                      444,998                  --
     Proceeds from shareholders loans                                                               158,410             375,642
     Repayments of shareholders loans                                                                    --             (41,562)
                                                                                            ----------------    ----------------
     Net cash provided by financing activities                                                      603,408             334,080
                                                                                            ----------------    ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            24,129             108,520
     Cash and cash equivalents, at beginning of period                                               59,673               2,688
                                                                                            ----------------    ----------------


CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                 $        83,802     $       111,208
                                                                                            ================    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash used during the period for:
       Income taxes paid                                                                    $           455     $           455

SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
     13,300,000 shares of common stock and corresponding subscription receivable rescinded  $     1,000,000     $            --
     Repurchase of 2,000,000 shares of common stock, payment due over next several months   $        72,620     $            --


   The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

         In the opinion of management, the accompanying unaudited interim financial statements of Icy Splash Food & Beverage, Inc. contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2005 and December 31, 2004 (audited), the results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004.

         The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

         Certain reclassifications have been made in the June 30, 2004 financial statements to conform to the current fiscal year presentation.

NOTE 2 - GOING CONCERN:

         As shown in the accompanying financial statements, the Company has incurred continuing losses and has an accumulated deficit of $1,386,812 as of June 30, 2005. The ability of the Company to continue as a going concern is dependent on obtaining financing and generating cash flow from operations. The Company is actively pursuing additional financing and seeking to expand its business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - LOANS PAYABLE - SHAREHOLDERS:

         At June 30, 2005, the Company owed three of its shareholders $199,674. These loans are unsecured, non interest bearing and payable upon demand.

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

         On April 5, 2005, the Company entered into a rescission and stock purchase agreement with Joseph Aslan, Shlomo Aslan, Sy Aslan and Yifat Aslan. Pursuant to the terms of the rescission and stock purchase agreement, the Company cancelled the 9,000,000 shares issued to Joseph Aslan, Shlomo Aslan, Sy Aslan and Yifat Aslan and in consideration for contributions by these persons in an aggregate amount of $540,000 through January 7, 2005, the Company issued 5,400,000 shares to Sy Aslan, Joseph Aslan, Shlomo Aslan and Yifat Aslan in the aggregate. 3,000,000 shares were issued to Joseph Aslan, 1,200,000 shares were issued to Sy Aslan, 780,000 shares were issued to Yifat Aslan, and 420,000 shares were issued to Shlomo Aslan. These shares were issued at the then-current market price of $0.10 per share. The 9,000,000 shares of common stock were issued in the third quarter of 2004 to Joseph Aslan, who is a director, and the Company's President and Chief Executive Officer, Sy Aslan, one of the Company's directors, Shlomo Aslan, one of the Company's shareholders, Yifat Aslan, the Company's Vice President of Operations. 5,000,000 of these shares were issued to Joseph Aslan; 2,000,000 of these shares were issued to Sy Aslan; 1,300,000 of these shares were issued to Yifat Aslan; and 700,000 of these shares were issued to Shlomo Aslan. These shares were issued in consideration for the Company's receipt of payments to or on its behalf totaling $540,000 in the aggregate through January 7, 2005. The price per share was approximately 75% of the market price per share at the time of issuance.

         On April 30, 2005, the Company purchased 2,000,000 shares of its common stock from Joseph Anteri for a commitment to pay him $72,620, or approximately $0.036 per share. On May 10, 2005, the Company cancelled these 2,000,000 shares. The Company currently owes Mr. Anteri $72,620 and anticipates paying him such amount without interest within the next several months.

NOTE 5 - ECONOMIC DEPENDENCY:

         For the three months ended June 30, 2005, purchases from MountSpil Products Corp. ("MountSpil"), a vendor, amounted to $170,555, or 11.4%, of the Company's total purchases of inventory. For the six months ended June 30, 2005, purchases amounted to $413,356, or 15.0%, of the Company's total purchases of inventory. At June 30, 2005, the amount due this supplier was $62,039.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

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

NOTE 7 - SEGMENT INFORMATION

         Effective January 1, 2005, the Company measures operating results as three reportable segments: (i) Icy Splash, (ii) Mountspil, and (iii) Handmade. Icy Splash manufactures and distributes "Icy Splash" beverages and distributes third-party specialty foods and beverages and health and beauty aids ("HBA"), including, milk and dairy, over-the-counter pharmaceutical HBA. MountSpil, is the Company's fastest growing segment and distributes dry packed goods, including MountSpil Farms Honey, Shan preserves and Shan peanut butter. The Company's Handmade segment manufactures and distributes cookies and distributes baked bread. The Company evaluates performance and allocates resources based on profit or loss from operations. Intersegment sales and transfers are recorded at market prices and eliminated in segment consolidation.

           The table below presents information about the Company's reportable segments:

                                                    For the Three Months Ended June 30, 2005
                                                    ----------------------------------------
                                           Icy Splash      Mountspil      Handmade       Total
                                           Operations      Operations     Operations
-----------------------------------------------------------------------------------------------------
Net sales                                  $ 568,188       $ 962,515      $  54,192      $ 1,584,895
(Loss) from operations                     $(160,333)      $ (24,528)     $ (11,384)     $  (196,245)
Identifiable assets                        $ 571,061       $ 643,762      $ 134,768      $ 1,349,591
Depreciation expense                       $     100       $       0      $   3,492      $     3,592
Capital expenditures                       $       0       $       0      $       0      $         0

                                                     For the Six Months Ended June 30, 2005
                                                     --------------------------------------
                                           Icy Splash      Mountspil      Handmade       Total
                                           Operations      Operations     Operations
-----------------------------------------------------------------------------------------------------

Net sales                                  $1,128,207      $1,566,016      $ 90,789     $  2,785,012
(Loss) from operations                     $ (254,358)     $  (13,325)     $(35,362)    $   (303,045)
Identifiable assets                        $  571,061      $  643,762      $134,768     $  1,349,591
Depreciation expense                       $      200      $        0      $  5,820     $      6,020
Capital expenditures                       $        0      $        0      $ 97,771     $     97,771


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

      We have not made changes in any critical accounting policies during the six months ended June 30, 2005. Any significant changes in critical accounting policies and estimates are discussed by Joseph, Aslan our Chief Executive Officer, Director and principal shareholder and Charles Tokarz, our Chief Financial Officer, Treasurer and Director, during the quarter in which a change is contemplated and prior to making such change.

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

Fixed Assets
------------

      Fixed assets are recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to our business model or changes in our capital strategy could result in the actual useful lives differing from our current estimates. Factors such as changes in the planned use of production equipment, warehouse equipment, office equipment, or leasehold improvements could also result in shortened useful lives. In those cases where we determine that the useful life of fixed assets should be shortened, we would depreciate the net book value in excess of the estimated salvage value over its revised remaining useful life.

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

      Volume incentive rebates offered to customers require that minimum quantities of product be purchased during a specified period of time. The amount offered is either based upon a fixed percentage of our sales revenue to the customer and/or form of payment. Certain of the volume incentive rebates offered to customers include a sliding scale of the amount of the sales incentive with different required minimum quantities to be purchased. We issue any rebates immediately upon delivery to our customers.

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

Income Taxes
------------

      We utilize Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes"("SFAS 109"), which requires the use of the asset and liability approach of providing for income taxes. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets due to operating losses aggregated approximately $485,000 at June 30, 2005. We have established a 100% valuation allowance against this asset until it is more likely than not to be realized.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

Net Sales
---------

      Net sales increased by $1,161,264, or 274.1%, from $423,631 for the three months ended June 30, 2004 to $1,584,895 for the three months ended June 30, 2005 and increased by $2,155,666, or 342.5%, from $629,346 for the six months ended June 30, 2004 to $2,785,012 for the six months ended June 30, 2005. For the three months ended June 30, 2005, net sales of Icy Splash (TM) Clear, and other manufacturers' products, before price discounts and other sales incentives, were 3.2%, and 96.8%, respectively, of our net sales, and for the six months ended June 30, 2005, net sales of Icy Splash (TM) Clear, and other manufacturers' products, before price discounts and other sales incentives, were 3.1%, and 96.9%, respectively, of our net sales. For the three months ended June 30, 2004, net sales of Icy Splash (TM) Clear, and other manufacturers' products, before price discounts and other sales incentives, were 20.5%, and 79.5%, respectively, of our net sales, and for the six months ended June 30, 2004 net sales of Icy Splash (TM) Clear, and other manufacturers' products, before price discounts and other sales incentives, were 22.9%, and 77.1%, respectively, of our net sales. The increase in sales and increase in the percentages of our sales attributable to third-party products is a result of our expansion of distribution activities and a decrease in sales of Icy Splash beverages. The increase in sales of third-party manufacturers' products of $1,187,391, or 342.5% for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, and $2,198,304 or 440.2% for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, is primarily due to the addition of new product lines to our local distribution network. The new items are less seasonal than beverages and we anticipate that this change in product mix will help ameliorate the effects of seasonality on our revenue.

      In early 2005, we commenced operations of a baked products business and began selling these products. We also added new specialty food products and HBA products. For the three months ended June 30, 2005, new bakery products, new dairy products and new specialty food products accounted for sales of $54,192, $136,951 and $603,501, respectively. For the six months ended June 30, 2005, new bakery products, new dairy products and new specialty food products accounted for sales of $90,789, $219,696 and $603,501, respectively.

Gross Profit
------------

      Our gross profit increased by $117,789, or 166.6%, from $70,696 for the three months ended June 30, 2004 to $188,485 for the three months ended June 30, 2005, and gross profit increased by $246,873, or 175.9%, from $140,346 for the six months ended June 30, 2004 to $387,219 for the six months ended June 30, 2005. Our gross profit margin decreased to 11.9% for the three months ended June 30, 2005 from a gross profit margin of 16.7% for the three months ended June 30, 2004, and gross profit margin decreased to 13.9 % for the six months ended June 30, 2005 from a gross profit margin of 22.3% for the six months ended June 30, 2004. The decrease in profit margin was primarily caused by an increase in our promotional expenditures and the increased percentage of our revenues attributable to distributing third-party products on which we generally recognize a smaller gross margin. We initially purchase new product lines in smaller quantities while we test the market for these new products. Our gross margin on these products were particularly lower because we anticipate that as certain new product lines succeed, we will be able to obtain these products at lower cost. Larger volume orders that are expected to reduce our per unit costs are anticipated to have a positive impact on our gross margins. Additionally, we commenced operating a bakery operation during the first quarter of 2005.

Selling, General and Administrative Expenses
--------------------------------------------

      Selling expenses were $186,175 for the three months ended June 30, 2005, an increase of $138,811, or 293.1%, compared with $47,364 for the three months ended June 30, 2004, and selling expenses were $334,964 for the six months ended June 30, 2005, an increase of $265,933, or 385.2%, compared with $69,031 for the six months ended June
30, 2004. These represented 11.7% and 12.0% of net sales for the three months and six months ended June 30, 2005, respectively. The increase in selling expenses is primarily due to the costs associated with starting our own distribution activities in the New York metropolitan area and the increases in shipping, handling and processing costs. Vehicle expenses were $50,847 for the three months ended June 30, 2005, an increase of $44,482, or 698.9%, compared with $6,365 for the three months ended June 30, 2004, and vehicle expenses were $80,858 for the six months ended June 30, 2005, an increase of $69,586, or 617.3%, compared with $11,272 for the six months ended June 30, 2004. This increase resulted from our operation of three additional vehicles in connection with our expanded distribution operations. These represented 3.2% and 2.9% of net sales for the three months and six months ended June 30, 2005, respectively. Shipping, handling and processing expenses were $76,160 for the three months ended June 30, 2005, an increase of $74,072, or 3,547.5%, compared with $2,088 for the three months ended June 30, 2004, and shipping, handling and processing expenses were $134,360 for the six months ended June 30, 2005, an increase of $132,078, or 5,787.8%, compared with $2,282 for the six months ended June 30, 2004. These represented 4.8% and 4.8% of net sales for the three months and six months ended June 30, 2005, respectively.

      General and administrative expenses were $198,555 for the three months ended June 30, 2005, an increase of $137,579, or 225.6%, compared with $60,976 for the three months ended June 30, 2004, and were $355,300 for the six months ended June 30, 2005, an increase of $254,759, or 253.4%, compared with $100,542 for the six months ended June 30, 2004. These represented 12.5% and 12.8% of our net sales for the three months and six months ended June 30, 2005, respectively. Payroll expense was $29,422 for the three months ended June 30, 2005, an increase of $24,903, or 551.0%, compared with $4,519 for the three months ended June 30, 2004, and was $66,079 for the six months ended June 30, 2005, an increase of $55,554, or 527.8%, compared with $10,525 for the six months ended June 30, 2004. These represented 1.9% and 2.4% of net sales for the three months and six months ended June 30, 2005, respectively. Insurance expense was $17,944 for the three months ended June 30, 2005, an increase of $6,848, or 61.7%, compared with $11,096 for the three months ended June 30, 2004, and was $33,449 for the six months ended June 30, 2005, an increase of $14,974, or 81.0%, compared with $18,475 for the six months ended June 30, 2004. This increase resulted primarily from the operation of additional vehicles. These represented 1.1% and 1.2% of net sales for the three months and six months ended June 30, 2005, respectively. Rent expense was $25,706 for the three months ended June 30, 2005, an increase of $16,506, or 179.4%, compared with $9,200 for the three months ended June 30, 2004 and was $47,156 for the six months ended June 30, 2005, an increase of $36,756, or 353.4%, compared with $10,400 for the six months ended June 30, 2004. This increase was due to the rent for our primary office and warehouse facility increasing on January 1, 2005 from $4,000 per month to $4,750 per month, and our leasing in the first quarter of fiscal 2005 of an additional facility for $3,600 per month. These represented 1.6% and 1.7% of net sales for the three months and six months ended June 30, 2005, respectively. Utilities expense was $20,721 for the three months ended June 30, 2005, an increase of $19,687, or 1,904.0%, compared with $1,034 for the three months ended June 30, 2004 and was $41,569 for the six months ended June 30, 2005, an increase of $40,363, or 3,347.0%, compared with $1,206 for the six months ended June 30, 2004. These represented 1.3% and 1.5% of net sales for the three months and six months ended June 30, 2005, respectively. The increases in our general and administrative expenses result from the expansion of our distribution activities, including the offering of a larger variety of products to our customers. The leasing of additional space and the other increases in our general and administrative expenses were necessary to support our expanded local distribution and bakery activities.

      Bad debt expense was $32,391 for the three months ended June 30, 2005, an increase of $28,029, or 642.6%, compared with $4,362 for the three months ended June 30, 2004 and was $56,581for the six months ended June 30, 2005, an increase of $50,162, or 781.5%, compared with $6,419 for the six months ended June 30, 2004. These represented 2.0% and 2.0% of net sales for the three months and six months ended June 30, 2005, respectively.

Net Loss
--------

         We incurred a loss from operations for the three months ended June
30, 2005 of $196,245 compared with a loss of $37,644 for the three months ended June 30, 2004 and a loss from operations for the six months ended June 30, 2005 of $303,045 compared with a loss of $29,227 for the six months ended June 30, 2004. Net loss and net loss as a percentage of net sales for the three months ended June 30, 2005 were $196,359 and 12.4%, respectively, compared to a net loss and net loss percentage of $37,758 and 8.9% for the three months ended June 30, 2004. Net loss and net loss as a percentage of net sales for the six months ended June 30, 2005 were $303,273 and 10.9%, respectively, compared to a net loss and net loss percentage of $29,455 and 4.7% for the six months ended June 30, 2004. Our net loss is primarily due to the costs associated with the investments we made to develop our facilities and new product lines, which more than offset the increased net revenue and gross profit resulting from such activities, as discussed above.

Liquidity and Capital Resources
-------------------------------

         As of June 30, 2005, we had cash balances of $83,802, working capital of $227,890 and an accumulated deficit of $1,386,812. In addition, we incurred a net loss of $303,273 for the six months ended June 30, 2005. Working capital decreased $9,305 for the six months ended June 30, 2005.

         Net cash flow used by operating activities was $481,508 and $225,560 for the six months ended June 30, 2005 and 2004, respectively. The increase in cash used was predominately due to our decision to increase our inventory levels in order to improve our ability to service our local customers and an increase in accounts receivable resulting from the expansion of our business.

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

         During the first six months of 2005, we purchased $97,771 of fixed assets. Also, we borrowed $158,410 from Joseph Aslan, our President, Chief Executive Officer, Director and principal shareholder, and Sy Aslan, one of our Directors, to fund working capital.

INFLATION

         We believe that inflation has generally not had a material impact on our operations.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

SEASONALITY

         The beverage production and beverage distribution industries are characterized by significant seasonal variations. Historically, a significant portion of our net sales have been realized during the month of December and the months of May through September, and levels of net sales and net earnings have generally been significantly lower during the period from October through April, excluding December. We expect our net sales and operating results from our beverage production and distribution to continue to be affected by these seasonal fluctuations. Our net sales from beverage production and distribution activities currently account for between 3% to 7% of our net sales. As our distribution operations have and continue to generate a larger portion of our net sales, we expect the seasonal effects on our net sales to be reduced. Our revenues may also experience substantial variations as a result of a number of other factors, such as consumer preferences and introduction of competing products by competitors, as well as limited time promotional pricing and other offers made by retailers that do not carry our products. There can be no assurance that we will achieve consistent growth or profitability on a quarterly or annual basis.

                                  RISK FACTORS

         Our operations, as well as an investment in our securities, involve numerous risks and uncertainties. The reader should carefully consider the risk factors discussed below and elsewhere in this Form 10-QSB before making any investment decision involving our securities.

INCREASES IN PRICES COULD ADVERSELY AFFECT OUR FINANCIAL POSITION.

         Our ability to obtain raw materials and finished goods at attractive prices is a key to our financial viability and potential profitability. We are dependent upon a ready supply of products and raw materials from abroad and locally. The prices for these materials are determined by the general market, and may change at any time. Furthermore, we are not engaged in any purchasing agreements with our suppliers which provide for mechanisms alleviating price fluctuations of raw materials and finished goods. Therefore, increases in prices for any of these raw materials and finished goods could have a material adverse impact on our results of operations and financial position. While we believe that there are numerous alternative suppliers for the products and raw materials, the loss of a supplier could adversely impact our operations, particularly in that the time it would take to effect a change could significantly impact our business in the short term should a change become necessary.

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

WE HAVE HAD LOSSES AND SUCH LOSSES MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

         We had a net loss of $196,359 for the three months ended June 30, 2005 and a net loss of $303,273 for the six months ended June 30, 2005. There can be no assurance that we will be profitable in the future. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue to expand our revenues, gross profit and operating margins.

OUR FINANCIAL STATEMENTS INCLUDE A CONCERN RAISED BY OUR INDEPENDENT AUDITORS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our independent auditors raised a concern in their report on our financial statements for fiscal year 2004 about our ability to continue as a going concern. Our auditors have stated that due to our lack of profitability, there is "substantial doubt" about our ability to continue as a going concern. The uncertainty about our ability to continue as a going concern may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

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

A LOSS OF OUR LARGEST SUPPLIER OR ANY REDUCTIONS IN SUPPLIES WE RECEIVE FROM OUR LARGEST SUPPLIER COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

            For the quarter ended June 30, 2005, purchases from MountSpil amounted to $170,555, or 11.4%, of our total purchases of inventory and for the six months ended June 30, 2005, purchases amounted to $413,356, or 15.0%, of our total purchases of inventory. At June 30, 2005, the amount due to this supplier was $62,039. MountSpil supplied us with packaged goods and food items at prices which we believe were competitive and we believe this helped us compete effectively against our larger competitors. We now purchase most of these supplies directly from the manufacturers thereof. The loss of these supplies and/or reduction of supplies provided to us for any reason could undermine our ability to compete and could have an adverse impact on our financial condition and results of our operations.

IF WE ARE UNABLE TO IMPROVE OUR GROSS MARGIN WE MAY NEVER ACHIEVE PROFITABILITY.

         The food and beverage production, and the food, beverage and HBA distribution industries, are highly competitive. Our gross profit margin decreased to 13.9 % for the six months ended June 30, 2005 from a gross profit margin of 22.3% for the six months ended June 30, 2004. Our decline in gross profit margin was primarily caused by an increase in our revenues attributable to distributing third-party products, on which we generally recognize a smaller gross margin. We initially purchase new product lines in smaller quantities while we test the market for these new products. Our gross margin on these products were particularly lower because we anticipate that as certain new product lines succeed, we will be able to obtain these products at a lower cost, due to larger volume orders that we anticipate we will be able to purchase, and this is expected to have a positive impact on our gross margins. Should we not be able to improve our gross margin on these new product lines, our profitability will suffer. There can be no assurance that we will be able to increase our gross margins, and if we fail to increase our gross profit we would not expect to be profitable.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

         We expect that we will require additional funds to expand our distribution, sales and marketing activities. We anticipate that we will require up to approximately $200,000 to fund our continued operations for the next twelve months, depending on revenue and cash flow, if any, from operations. We expect that additional capital will be required to implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital would be expected to restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then-existing shareholders.

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

DUE TO THE GEOGRAPHIC CONCENTRATION OF OUR SALES WE COULD BE MORE ADVERSELY AFFECTED BY AN ECONOMIC DOWNTURN THAN OUR LARGER COMPETITORS.

         We serve limited market areas, which in turn leaves us more susceptible to an adverse impact effected by an economic downturn in our market areas than our larger and more geographically diverse competitors. Currently, our primary market area is limited to the New York, New Jersey, Connecticut and Pennsylvania. If any of these areas suffer an economic downturn, our business and financial condition may be severely affected. Our larger competitors serve a more geographically diverse market area, parts of which may not be affected by the same economic conditions that exist in our primary market areas.

WE ARE DEPENDENT ON OUR KEY EXECUTIVES.

         Our future success will depend substantially upon the abilities of, and personal relationships developed by, Joseph Aslan, our President, Chief Executive Officer and principal shareholder, as well as Sy Aslan, one of our directors, and Yifat Aslan, our Vice President in charge of operations. The loss of Joseph, Sy or Yifat Aslan's services could materially adversely affect our business and our prospects for the future. We do not have key person insurance on the lives of, or non-competition agreements with, such persons. As a result of not having non-competition agreements with such persons, they are not contractually prohibited from competing for business opportunities that might be available to us during or after they are no longer our officers and/or directors.

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

         Icy Splash is listed as an additional insured on product liability insurance policies for all food items we distribute. We are currently in the process of negotiating to include ourselves as an additional insured on product liability insurance policies with regards to the pharmaceutical products we distribute.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO NUMEROUS RISKS.

         Currently, we import various lines of specialty foods and HBA products from Canada, Mexico, Argentina, Honduras, Greece, Turkey, Israel, Egypt, Oman, China and India. Net sales of these imported items represented approximately 25% of our net sales in fiscal year 2004 and approximately 25% for the six months ended June 30, 2005. We also export over-the-counter pharmaceutical and HBA products to Europe and the Middle East. Net sales of our exports amounts to approximately 3% of our net sales in fiscal 2004 and approximately 4% in the first six months of 2005. We are subject to a number of factors which may impair our current or future international opportunities. These include:

         o   economic downturns;
         o   currency exchange rate fluctuations;
         o   international incidents; and
         o   government instability.

OUR PRINCIPAL SHAREHOLDERS, OFFICERS AND DIRECTORS OWN A CONTROLLING INTEREST IN OUR VOTING STOCK AND OTHER SHAREHOLDERS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT.

         Our officers and directors, in the aggregate, beneficially own approximately 82.9% of our outstanding common stock. As a result, these shareholders, acting together, will have the ability to control substantially all matters submitted to our shareholders for approval, including:

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

FUTURE SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

         Our officers and directors, in the aggregate, beneficially own approximately 82.9% of our outstanding common stock. Sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock.

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

                           FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on the beliefs and current expectations of and assumptions made by our management. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

         o increases in prices of raw materials and finished goods that we purchase;
         o   the market acceptance and amount of sales of our products;
         o our success in increasing revenues and gross profits and in reducing or otherwise restraining expenses;
         o the extent of the enactment, enforcement and strict interpretations of laws relating to food production and distribution;
         o   our ability to achieve and manage our growth;
         o   our ability to implement and maintain internal controls;
         o the competitive environment within the industries in which we operate;
         o   our limited geographic concentration of our sales;
         o   our ability to raise additional capital to fund our activities,
         o   our ability to continue as a going concern;
         o   our dependency on key executives; and

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

            As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-QSB filed with the SEC. In order to address issues relating to issuances of our shares and timely filing required disclosures with the SEC, we continue to design and implement procedures to assure that all transactions are properly implemented, with prompt public disclosure to the extent required.

            We are assigning high priority to the short-term and long-term correction of our internal control and disclosure weaknesses, and we will continue to evaluate the effectiveness of our internal controls and procedures on an on-going basis and we will take further action as might be appropriate. Other than designing the improvements discussed above, there were no changes as of the date of the evaluation in our internal control over financial reporting, that have materially affected, or are reasonably likely do materially affect, our internal control over financial accounting.

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

         On January 24, 2005, the Appellate Division of the Supreme Court of the State of New York, Second Judicial Department, reversed the permanent injunction described above that enjoined Icy Splash, Inc. from utilizing or misappropriating our intellectual property, on the grounds that we failed to prove that Icy Splash, Inc. misappropriated our assets. However, the court stated that we "presented evidence that establishes" our ownership rights to our assets and trademark of Icy Splash. In February 2005, the defendants petitioned the Appellate Division to reconsider its ruling. On April 18, 2005, the Appellate Division denied the petition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
--------------------------------------------------------------------

            On August 18, 2004, Joseph Aslan, who is a director, and our President and Chief Executive Officer and our principal shareholder, Sy Aslan, one of our directors and shareholders, Shlomo Aslan, one of our shareholders, Yifat Aslan, our Vice President of Operations and one of our shareholders, and Icy Splash entered into an oral agreement, as disclosed on our Form 10-QSB filed on November 22, 2004, pursuant to which we issued an aggregate of 9,000,000 shares of our common stock to such persons. 5,000,000 of these shares were issued to Joseph Aslan; 2,000,000 of these shares were issued to Sy Aslan; 1,300,000 of these shares were issued to Yifat Aslan; and 700,000 of these shares were issued to Shlomo Aslan. These shares were issued in consideration for our receipt of payments to or on our behalf totaling $540,000 in the aggregate. The price per share was approximately 75% of the market price per share at the time of issuance. On April 5, 2005, we entered into a rescission and stock purchase agreement with Joseph Aslan, Shlomo Aslan, Sy Aslan and Yifat Aslan. Pursuant to the terms of the rescission and stock purchase agreement, we cancelled the 9,000,000 shares issued to Joseph Aslan, Shlomo Aslan, Sy Aslan and Yifat Aslan and in consideration for contributions by these persons in an aggregate amount of $540,000 through January 7, 2005, we issued 5,400,000 shares to Sy Aslan, Joseph Aslan, Shlomo Aslan and Yifat Aslan in the aggregate. 3,000,000 shares were issued to Joseph Aslan, 1,200,000 shares were issued to Sy Aslan, 780,000 shares were issued to Yifat Aslan, and 420,000 shares were issued to Shlomo Aslan. These shares were issued at the current market price of $0.10 per share. See Note 4.

         All of the foregoing securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

              On April 30, 2005, the Company purchased 2,000,000 shares of its common stock from Joseph Anteri for a commitment to pay him $72,620, or approximately $0.036 per share. On May 10, 2005, the Company cancelled these 2,000,000 shares. The Company currently owes Mr. Anteri $72,620 and anticipates paying him such amount without interest within the next several months.

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

            None.

ITEM 5. OTHER INFORMATION.
--------------------------

            None.

ITEM 6. EXHIBITS.
-----------------

Exhibit No.    Description
-----------    -----------

 3.1 Certificate of Correction of Certificate of Amendment of Certificate of Incorporation.

 10.1 Rescission and Stock Agreement between Sy Aslan, Yifat Aslan, Joseph Aslan and Icy Splash, dated March 31, 2005
               (Incorporated by reference to Exhibit 10.2 to our Form 8-K (File No.000-26155), filed April 1, 2005).

 10.2 Rescission and Stock Agreement by and among Icy Splash, Joseph Aslan, Sy Aslan and Yifat Aslan, dated April 5, 2005 (Incorporated by reference to Exhibit 10.3 to our Form 8-K (File No. 000-26155), filed April 6, 2005).

 10.3 License and Warehousing Agreement between Icy Splash and MountSpil Products Corp., dated April 13, 2005
               (Incorporated by reference to Exhibit 10.4 to our Form 10-KSB (File No. 000-25155), filed April 15, 2005).

 10.4 Stock Purchase Agreement between Joseph Anteri and Icy Splash, dated April 30, 2005. (Incorporated by reference to Exhibit 10.4 to our Form 10-QSB (File No. 000-26155), filed May 16, 2005).

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

Dated: August 22, 2005

                             ICY  SPLASH  FOOD  &  BEVERAGE,  INC.



                             By:    /s/ Joseph Aslan
                                 ---------------------------------------------
                                 Joseph  Aslan
                                 President, Chief Executive Officer and Director (Principal Executive Officer)



                             By:   /s/ Charles Tokarz
                                 ---------------------------------------------
                                 Charles Tokarz
                                 Chief Financial Officer and Director
                                 (Principal Accounting Officer)