Form 10QSB
period 2005-09-30
ICY SPLASH FOOD & BEVERAGE INC
filed 2005-12-02
CIK 1070906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark  One)

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

    For the Quarterly Period Ended September 30, 2005

                                       OR


[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-26155

                        ICY SPLASH FOOD & BEVERAGE, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

NEW YORK                                                  11-3329510
--------                                                  ----------
(State or Other Jurisdiction of                           (IRS Employer
Incorporation or Organization)                            Identification No.)

535 WORTMAN AVENUE, BROOKLYN, NY                          11208
--------------------------------                          -----
(Address of Principal Executive Offices)                  (Zip Code)

Issuer's telephone number, including area code:  (718) 272-2765.

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                 Yes [ ] No [X]

     State the number of shares outstanding of the issuer's common equity as of the latest practicable date: 17,898,509 shares of the issuer's common stock were issued and outstanding as of November 1, 2005.

     Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page

PART I

Item 1.     Financial Statements
            Balance Sheets as of September 30, 2005
                (unaudited) and December 31, 2004...........................  2
            Statements of Operations for the three and nine months
                ended September 30, 2005 and 2004 (unaudited)...............  3
            Statements of Cash Flows for the nine months ended
                September 30, 2005 and 2004 (unaudited).....................  4
            Notes to Financial Statements (unaudited) ......................  5
Item 2.     Management's Discussion and Analysis............................  7
Item 3.     Controls and Procedures......................................... 18

PART II

Item 1.     Legal Proceedings............................................... 19
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds..... 19
Item 3.     Defaults Upon Senior Securities................................. 19
Item 4.     Submission of Matters to a Vote of Security Holders............. 19
Item 5.     Other Information............................................... 19
Item 6.     Exhibits and Reports on Form 8-K................................ 19
            Signatures ..................................................... 20

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                                 BALANCE SHEETS

                                                                                                September 30,       December 31,
                                                                                                     2005               2004
                                                                                               ---------------    ---------------
                                                                                                 (Unaudited)
ASSETS:
CURRENT ASSETS:
  Cash                                                                                            $    72,904         $   59,673
  Accounts receivable, net of allowance for doubtful accounts of $53,406 at September 30, 2005
        and $17,075 at December 31, 2004, respectively.                                               278,042            104,378
     Inventory                                                                                        685,325            428,914
     Prepaid expenses                                                                                  55,343              7,258
                                                                                               ---------------    ---------------
TOTAL CURRENT ASSETS                                                                                1,091,614            600,223
                                                                                               ---------------    ---------------

FIXED ASSETS:
     Production equipment                                                                             105,171              2,600
     Warehouse equipment                                                                                5,000              5,000
     Office equipment                                                                                  20,398             17,098
     Leasehold improvements                                                                             1,967              1,967
                                                                                               ---------------    ---------------
                                                                                                      132,536            26,665
     Less: accumulated depreciation                                                                    32,130            22,233
                                                                                               ---------------    ---------------
                                                                                                      100,406             4,432
                                                                                               ---------------    ---------------
Other assets
                                                                                                       21,270              5,000
                                                                                               ---------------    ---------------
TOTAL ASSETS                                                                                      $ 1,213,290         $  609,655
                                                                                               ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
     Accounts payable                                                                             $   736,594         $  359,660
     Accrued expenses and other current liabilities                                                    53,265              2,911
     Shareholders' loans                                                                              157,778                 --
     Income taxes payable                                                                                 344                457
                                                                                               ---------------    ---------------

TOTAL CURRENT LIABILITIES                                                                             947,981            363,028
                                                                                               ---------------    ---------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 1,000,000 shares authorized,
       0 shares issued and outstanding at September 30, 2005 and December 31, 2004.                        --                 --
     Common stock, $.001 par value; 50,000,000 shares authorized, 17,898,509 and 33,375,500
       shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively         17,899             33,376
     Additional paid-in-capital                                                                     1,716,002          2,328,146
     Accumulated deficit                                                                           (1,468,592)        (1,083,539)
     Stock subscription receivable                                                                          --        (1,031,356)
                                                                                               ---------------    ---------------
     Total shareholders' equity
                                                                                                      265,309            246,627
                                                                                               ---------------    ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                        $ 1,213,290         $  609,655
                                                                                               ===============    ===============

   The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          For the Three Months                 For the Nine Months
                                                           Ended September 30,                  Ended September 30,
                                                           -------------------                  -------------------
                                                         2005              2004               2005               2004
                                                         ----              ----               ----               ----
NET SALES                                          $   1,523,840      $   517,941        $   4,308,853      $   1,147,288
                                                   --------------     --------------     --------------     --------------
COST OF GOODS SOLD:
     Inventory - beginning of period                     781,520            249,846            428,914            107,539
     Purchases                                         1,191,784            433,941          3,942,183          1,064,084
                                                   --------------     --------------     --------------     --------------
                                                       1,973,304            683,787          4,371,097          1,171,623
     Inventory - end of period                           685,325            283,043            685,325            283,043
                                                   --------------     --------------     --------------     --------------
TOTAL COST OF GOODS SOLD                               1,287,979            400,744          3,685,772            888,580
                                                   --------------     --------------     --------------     --------------
GROSS PROFIT                                             235,861            117,197            623,081            258,708
                                                   --------------     --------------     --------------     --------------

OPERATING EXPENSES:
     Selling expenses                                    173,636             86,396            508,492            170,177
     General and administrative expenses                 143,891             61,941            499,300            148,899
                                                   --------------     --------------     --------------     --------------
                                                         317,527            148,337          1,007,792            319,076
                                                   --------------     --------------     --------------     --------------

LOSS FROM OPERATIONS                                     (81,666)           (31,140)          (384,711)           (60,368)

     Provision for income taxes                              114                382                342                610
                                                   --------------     --------------     --------------     --------------

NET LOSS                                           $    ( 81,780)     $     (31,522)     $    (385,053)     $     (60,978)
                                                   ==============     ==============     ==============     ==============

LOSS PER SHARE:

     Basic and diluted                             $       (0.00)     $       (0.00)     $       (0.02)     $       (0.00)
                                                   ==============     ==============     ==============     ==============

     Weighted average shares                          17,898,509         14,902,891         23,399,349         12,599,644
                                                   --------------     --------------     --------------     --------------

   The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       For the Nine Months
                                                                                                       Ended September 30,
                                                                                               --------------------------------
                                                                                                    2005              2004
                                                                                               --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                                                $    (385,053)    $     (60,978)
     Adjustments to reconcile net loss to net cash (used in) operating activities:
       Depreciation                                                                                    9,897               300
       Provision for bad debts                                                                        36,331            11,699
            Stock issued for services                                                                     --             2,450
     Changes in assets and liabilities:
       (Increase) in accounts receivable                                                            (209,995)         (106,083)
       (Increase) in inventories                                                                    (256,411)         (175,504)
       (Increase) in prepaid expense                                                                 (48,085)                --
       (Increase) in other assets                                                                    (16,270)           (2,000)
       Increase in accounts payable                                                                  376,934            74,785
       Increase in accrued expenses and other current liabilities                                     50,241             5,350
                                                                                               --------------    --------------
     Net cash (used in) operating activities                                                        (442,411)         (249,981)
                                                                                               --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                                       (105,871)           (1,797)
                                                                                               --------------    --------------
     Net cash (used in) investing activities                                                        (105,871)           (1,797)
                                                                                               --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from stock sales                                                                       444,999                --
     Proceeds from shareholders loans                                                                158,410           358,987
     Repayments of shareholders loans                                                                (41,896)          (55,407)
                                                                                               --------------    --------------
     Net cash provided by financing activities                                                       561,513           303,580
                                                                                               --------------    --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                             13,231            51,802
     Cash and cash equivalents, at beginning of period                                                59,673             2,688
                                                                                               --------------    --------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                    $      72,904     $      54,490
                                                                                               ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash used during the period for:
       Income taxes paid                                                                       $         455     $         723

SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
     13,300,000 shares of common stock and corresponding subscription receivable rescinded     $   1,000,000     $          --
     Repurchase of 2,000,000 shares of common stock.                                           $      72,620     $          --

   The accompanying notes are an integral part of these financial statements.

                       ICY SPLASH FOOD AND BEVERAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

         The accompanying unaudited interim financial statements of Icy Splash Food & Beverage, Inc. (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company on an interim basis as of September 30, 2005 and December 31, 2004, the results of operations for the three and nine months ended September 30, 2005 and September 30, 2004 and the cash flows for the nine months ended September 30, 2005 and September 30, 2004, have been included.

         The results for the three and nine months ended September 30, 2005 and September 30, 2004 are not necessarily indicative of the results for an entire year. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2004, as amended.

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

         Certain amounts in the 2004 Financial Statements have been reclassified to conform with the current period presentation.

NOTE 2 - GOING CONCERN:

         As shown in the accompanying financial statements, the Company has incurred continuing losses and has an accumulated deficit of $1,468,592 as of September 30, 2005. The ability of the Company to continue as a going concern is dependent on obtaining financing and generating cash flow from operations. The Company is actively pursuing additional financing and seeking to expand its business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - LOANS PAYABLE - SHAREHOLDERS:

         At September 30, 2005, the Company owed three of its shareholders an aggregate of $157,778. These loans are unsecured, non-interest bearing and payable upon demand.

NOTE 4 - CAPITAL STOCK

         On March 31, 2005, the Company entered into a rescission and stock purchase agreement with Joseph Aslan, Sy Aslan and Yifat Aslan. Pursuant to the terms of the rescission and stock purchase agreement, the Company cancelled 13,300,000 shares of common stock which were issued to Joseph Aslan, Sy Aslan and Yifat Aslan in the fourth quarter of 2004 and in consideration for contributions by these persons in an aggregate amount of $444,999, the Company issued an aggregate of 3,423,009 shares to Sy Aslan, Joseph Aslan and Yifat Aslan. 1,544,211 shares were issued to Joseph Aslan, 1,544,211 shares were issued to Sy Aslan and 334,587 shares were issued to Yifat Aslan. The initial 13,300,000 shares of common stock were issued to Joseph Aslan, Sy Aslan and Yifat Aslan pursuant to an agreement under which such persons would invest $1,000,000 in the Company.

         On April 5, 2005, the Company entered into a rescission and stock purchase agreement with Joseph Aslan, Shlomo Aslan, Sy Aslan and Yifat Aslan. Pursuant to the terms of the rescission and stock purchase agreement, the Company cancelled 9,000,000 shares issued to Joseph Aslan, Shlomo Aslan, Sy Aslan and Yifat Aslan and in consideration for contributions by these persons in an aggregate amount of $540,000 through January 7, 2005, the Company issued 5,400,000 shares to Sy Aslan, Joseph Aslan, Shlomo Aslan and Yifat Aslan in the aggregate. 3,000,000 shares were issued to Joseph Aslan, 1,200,000 shares were issued to Sy Aslan, 780,000 shares were issued to Yifat Aslan, and 420,000 shares were issued to Shlomo Aslan. These shares were issued at the then-current market price of $0.10 per share. The 9,000,000 shares of common stock were issued in the third quarter of 2004 to Joseph Aslan, who is a director, and the Company's President and Chief Executive Officer, Sy Aslan, one of the Company's directors, Shlomo Aslan, one of the Company's shareholders, Yifat Aslan, the Company's Vice President of Operations. 5,000,000 of these shares were issued to Joseph Aslan; 2,000,000 of these shares were issued to Sy Aslan; 1,300,000 of these shares were issued to Yifat Aslan; and 700,000 of these shares were issued to Shlomo Aslan. These shares were issued in consideration for the Company's receipt of payments to or on its behalf totaling $540,000 in the aggregate through January 7, 2005. The price per share was approximately 75% of the market price per share at the time of issuance.

         On April 30, 2005, the Company purchased 2,000,000 shares of its common stock from Joseph Anteri for a commitment to pay him $72,620, or approximately $0.036 per share. On May 10, 2005, the Company cancelled these 2,000,000 shares. As of September 30, 2005, the Company owed Mr. Anteri $26,224, which it paid in November 2005.

NOTE 5 - ECONOMIC DEPENDENCY:

         For the three months ended September 30, 2005, purchases from MountSpil Products Corp. ("MountSpil"), a vendor, amounted to $61,222 or 4.7%, of the Company's total purchases of inventory. For the nine months ended September 30, 2005, purchases amounted to $474,578, or 11.7%, of the Company's total purchases of inventory. At September 30, 2005, the amount due this supplier was $50,770.

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

NOTE 7 - SEGMENT INFORMATION

         Effective January 1, 2005, the Company has measured operating results as three reportable segments: (i) Icy Splash, (ii) Mountspil, and (iii) Handmade. Icy Splash manufactures and distributes "Icy Splash" beverages and distributes third-party specialty foods and beverages and health and beauty aids ("HBA"), including, milk and dairy and over-the-counter pharmaceuticals. MountSpil is the Company's fastest growing segment and distributes dry packed goods, including MountSpil Farms Honey, Shan preserves and Shan peanut butter. The Company's Handmade segment manufactures and distributes cookies and distributes baked bread. The Company evaluates performance and allocates resources based on profit or loss from operations. Intersegment sales and transfers are recorded at market prices and eliminated in segment consolidation.

         The table below presents information about the Company's reportable segments:

                                              For the Three Months Ended September 30, 2005
                                              ---------------------------------------------
                                          Icy Splash      Mountspil      Handmade         Total
                                          ----------      ---------      --------         -----
Net sales                                $   525,409      $ 944,126      $  54,305    $ 1,523,840
(Loss)/Income from operations            $   (90,005)     $  26,337      $ (17,998)   $   (81,666)
Identifiable assets                      $   527,899      $ 552,612      $ 132,779    $ 1,213,290
Depreciation expense                     $       100      $      --      $   3,777    $     3,877
Capital expenditures                     $     3,300      $      --      $   4,800    $     8,100

                                              For the Nine Months Ended September 30, 2005
                                              --------------------------------------------
                                          Icy Splash      Mountspil      Handmade         Total
                                          ----------      ---------      --------         -----

Net sales                                $ 1,653,616     $2,510,142      $ 145,095    $ 4,308,853
(Loss)/Income from operations            $  (344,363)    $   13,012      $ (53,360)   $  (384,711)
Identifiable assets                      $   527,899     $  552,612      $ 132,779    $ 1,213,290
Depreciation expense                     $       300     $       --      $   9,597    $     9,897
Capital expenditures                     $     3,300     $       --      $ 102,571    $   105,871


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

         Statements contained in this Form 10-QSB include forward-looking statements that are based on the beliefs and current expectations of and assumptions made by our management. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

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

         o  our ability to implement and maintain internal controls;
         o the competitive environment within the industries in which we operate;
         o  our limited geographic concentration of our sales;
         o  our ability to raise additional capital to fund our activities;
         o  our ability to continue as a going concern;
         o  our dependency on key executives; and
         o the other factors and information disclosed and discussed under the "Risk Factors" section of Item 1 and in other sections of this Form 10-QSB.

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

Management Overview
-------------------

         We operate three distinct business segments: (i) Icy Splash, (ii) MountSpil, and (iii) Handmade. Icy Splash manufactures and distributes "Icy Splash" beverages and distributes third-party specialty foods and beverages and health and beauty aids, including, milk and dairy and over-the-counter pharmaceuticals. MountSpil is our fastest growing segment and distributes dry packed goods, including MountSpil Farms Honey, Shan preserves and Shan peanut butter. Our Handmade segment manufactures and distributes cookies and distributes baked bread. All of our segments distribute their products to customers, including supermarket chains, gourmet stores, delicatessens, grocery stores, convenience stores and 99 Cent Stores in the New York metropolitan area. We import many of our specialty foods and HBA products, and distribute these products with domestically produced products to our customer base using our sales force and warehouse systems. We deliver our products with our refrigerated and non-refrigerated trucks. Our cost of revenues primarily consists of the acquisition of products and raw material costs. Our general and administrative expenses consist primarily of vehicle, warehouse and office space leasing, payroll, insurance and professional fees.

         As shown in the accompanying financial statements, we have incurred continuing losses and have an accumulated deficit of ($1,468,592) as of September 30, 2005. Our ability to continue as a going concern is dependent on obtaining financing and generating cash flow from operations. We are actively pursuing additional financing and seeking to expand our business. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies
----------------------------

General
-------

         In the ordinary course of business, we have made a number of estimates and assumptions relating to our reporting of results of operations and financial position in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

         We have not made changes in any critical accounting policies during the nine months ended September 30, 2005. Any significant changes in critical accounting policies and estimates are discussed by Joseph Aslan, our Chief Executive Officer, Director and principal shareholder and Charles Tokarz, our Chief Financial Officer, Treasurer and Director, during the quarter in which a change is contemplated and prior to making such change.

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

Fixed Assets
------------

         Fixed assets are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to our business model or changes in our capital strategy could result in the actual useful lives differing from our current estimates. Factors such as changes in the planned use of production equipment, warehouse equipment, office equipment, or leasehold improvements could also result in shortened useful lives. In those cases where we determine that the useful life of fixed assets should be shortened, we would depreciate the net book value in excess of the estimated salvage value over its revised remaining useful life.

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

Price Discounts and Other Sales Incentives
------------------------------------------

         We offer sales incentives to our customers primarily in the form of volume incentive rebates and trade allowances. We account for sales incentives in accordance with EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)" (EITF 01-9). The terms of sales incentives offered from time to time vary by customer. All sales incentives require our customers to purchase our products and claim the sales incentive within a certain time period (referred to as the "claim period"). Claims are settled either by the customer claiming a deduction against an outstanding account receivable owed to us by the customer or by the customer requesting a check from us. We are unable to demonstrate that an identifiable benefit of the sales incentives has been received. Accordingly, all costs associated with sales incentives are classified as a reduction of net sales. The following is a summary of the various sales incentive programs offered by us and the related accounting policies:

         Volume incentive rebates offered to customers require that minimum quantities of product be purchased during a specified period of time. The amount offered is either based upon a fixed percentage of our sales revenue with the customer and/or the customer's form of payment. Certain of the volume incentive rebates offered to customers include a sliding scale of the amount of the sales incentive with different required minimum quantities to be purchased. We issue any rebates immediately upon delivery to our customers.

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

Income Taxes
------------

         We utilize Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes"("SFAS 109"), which requires the use of the asset and liability approach of providing for income taxes. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets due to operating losses aggregated approximately $515,000 at September 30, 2005. We have established a 100% valuation allowance against this asset until it is more likely than not to be realized.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

Net Sales
---------

         Net sales increased by $1,005,899, or 194.2%, from $517,941 for the three months ended September 30, 2004 to $1,523,840 for the three months ended September 30, 2005 and increased by $3,161,565, or 275.6%, from $1,147,288 for the nine months ended September 30, 2004 to $4,308,853 for the nine months ended September 30, 2005. For the three months ended September 30, 2005, net sales of Icy Splash (TM) Clear, and other manufacturers' products, before price discounts and other sales incentives, were 1.5%, and 98.5%, respectively, of our net sales, and for the nine months ended September 30, 2005, net sales of Icy Splash
(TM) Clear, and other manufacturers' products, before price discounts and other sales incentives, were 2.6%, and 97.4%, respectively, of our net sales. For the three months ended September 30, 2004, net sales of Icy Splash (TM) Clear, and other manufacturers' products, before price discounts and other sales incentives, were 9.4 %, and 90.6%, respectively, of our net sales, and for the nine months ended September 30, 2004 net sales of Icy Splash (TM) Clear, and other manufacturers' products, before price discounts and other sales incentives, were 16.8%, and 83.2%, respectively, of our net sales. The increase in sales and increase in the percentages of our sales attributable to third-party products is a result of our expansion of distribution activities and a decrease of sales of Icy Splash beverages. The increase in sales of third-party manufacturers' products of $1,031,706, or 220%, for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, and $3,243,633 or 340% for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, is primarily due to the addition of new product lines to our local distribution network. The new items are less seasonal than beverages and we anticipate that this change in product mix will help ameliorate the effects of seasonality on our revenue.

         In early 2005, we commenced operations of a baked products business and began selling these products. We also added new specialty food products and HBA products. For the three months ended September 30, 2005, new bakery products, new dairy products and new specialty food products accounted for sales of $54,306, $991 and $944,126, respectively. For the nine months ended September 30, 2005, new bakery products, new dairy products and new specialty food products accounted for sales of $145,095, $220,687 and $2,510,142, respectively.

Gross Profit
------------

         Our gross profit increased by $118,664, or 101.3%, from $117,197 for the three months ended September 30, 2004 to $235,861 for the three months ended September 30, 2005, and our gross profit increased by $364,373, or 140.8%, from $258,708 for the nine months ended September 30, 2004 to $623,081 for the nine months ended September 30, 2005, in each case primarily due to increased sales volume of third-party products. Our gross profit margin decreased to 15.5% for the three months ended September 30, 2005 from a gross profit margin of 22.6% for the three months ended September 30, 2004, and our gross profit margin decreased to 14.5% for the nine months ended September 30, 2005 from a gross profit margin of 22.5% for the nine months ended September 30, 2004. The decrease in profit margin was primarily caused by lower margins in the third-party products that we distributed, due to price increases by suppliers.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling expenses were $173,636 for the three months ended September 30, 2005, an increase of $87,240 or 101%, compared with $86,396 for the three months ended September 30, 2004, and selling expenses were $508,492 for the nine months ended September 30, 2005, an increase of $338,315, or 198.8%, compared with $170,177 for the nine months ended September 30, 2004. These represented 11.4% and 11.8% of net sales for the three months and nine months ended September 30, 2005, respectively. The increase in selling expenses is primarily due to the costs associated with starting and building our own distribution activities in the New York metropolitan area and the increases in shipping, handling and processing costs. Vehicle expenses were $31,442 for the three months ended September 30, 2005, an increase of $12,381, or 65%, compared with $19,061 for the three months ended September 30, 2004, and vehicle expenses were $112,192 for the nine months ended September 30, 2005, an increase of $81,860, or 269.9% compared with $30,332 for the nine months ended September 30, 2004. This increase resulted from our operation of three additional vehicles in connection with our expanded distribution operations, and recent gasoline price increases. Vehicle expenses represented 2.1% and 2.6% of our net sales for the three months and nine months ended September 30, 2004, respectively. Shipping, handling and processing expenses were $78,869 for the three months ended September 30, 2005, an increase of $76,790, or 3,693.6%, compared with $2,079 for the three months ended September 30, 2004, and shipping, handling and processing expenses were $213,229 for the nine months ended September 30, 2005, an increase of $208,869, or 4,790.6%, compared with $4,360 for the nine months ended September 30, 2004. These represented 5.2% and 4.9% of net sales for the three months and nine months ended September 30, 2005, respectively.

         General and administrative expenses were $143,891 for the three months ended September 30, 2005, an increase of $81,950, or 132.3%, compared with $61,941 for the three months ended September 30, 2004, and were $499,300 for the nine months ended September 30, 2005, an increase of $350,401, or 235.3%, compared with $148,899 for the nine months ended September 30, 2004. These represented 9.4% and 11.6% of our net sales for the three months and nine months ended September 30, 2005, respectively. Payroll expense was $44,619 for the three months ended September 30, 2005, an increase of $36,881, or 476.6%, compared with $7,738 for the three months ended September 30, 2004, and was $110,699 for the nine months ended September 30, 2005, an increase of $92,712, or 515.4%, compared with $17,987 for the nine months ended September 30, 2004. These represented 2.9% and 2.6% of net sales for the three months and nine months ended September 30, 2005, respectively. Insurance expense was $19,066 for the three months ended September 30, 2005, an increase of $13,498, or 242.4%, compared with $5,568 for the three months ended September 30, 2004, and was $52,515 for the nine months ended September 30, 2005, an increase of $30,676, or 140.5%, compared with $21,839 for the nine months ended September 30, 2004. This increase resulted primarily from the operation of additional vehicles. Insurance expenses represented 1.3% and 1.2% of our net sales for the three months and nine months ended September 30, 2005, respectively. Rent expense was $29,160 for the three months ended September 30, 2005, an increase of $15,217, or 109%, compared with $13,943 for the three months ended September 30, 2004, and was $76,316 for the nine months ended September 30, 2005, an increase of $51,973 or 213.5%, compared with $24,343 for the nine months ended September 30, 2004. This increase was due to an increase in the rent for our primary office and warehouse facility as of June 1, 2005 from $4,750 per month to $6,120 per month, and our leasing in the first quarter of fiscal 2005 of an additional facility for $3,600 per month. These represented 1.9% and 1.8% of our net sales for the three months and nine months ended September 30, 2005, respectively. Utilities expense was $22,857 for the three months ended September 30, 2005, an increase of $20,696, or 957.7%, compared with $2,161 for the three months ended September 30, 2004 and was $64,426 for the nine months ended September 30, 2005, an increase of $61,746, or 2,304%, compared with $2,680 for the nine months ended September 30, 2004. These represented 1.5% and 1.5% of our net sales for the three months and nine months ended September 30, 2005, respectively. The increases in our general administrative expenses result from the expansion of our distribution activities, including the offering of a larger variety of products to our customers. The leasing of additional space and the other increases in our general and administrative expenses were necessary to support our expanded local distribution and bakery activities.

         Bad debt expense (recovery) was $(5,810) for the three months ended September 30, 2005, a decrease of $(11,090) or -210%, compared with $5,280 for the three months ended September 30, 2004 and was $50,771 for the nine months ended September 30, 2005, an increase of $39,072, or 334%, compared with $11,699 for the nine months ended September 30, 2004. These represented (0.04%) and 1.2% of net sales for the three months and nine months ended September 30, 2005, respectively. The negative bad debt expense for the three months ended September 30, 2005 was due to a reversal of the provision in our dairy business, as there were no accounts receivable in such business outstanding as of such date.

Net Loss
--------

         We incurred a loss from operations for the three months ended September 30, 2005 of ($81,666) compared with a loss of ($31,140) for the three months ended September 30, 2004 and a loss from operations for the nine months ended September 30, 2005 of ($384,711) compared with a loss of ($60,368) for the nine months ended September 30, 2004. Net loss as a percentage of net sales for the three months ended September 30, 2005 was 5.4%, compared to a net loss and net loss of 6.0% for the three months ended September 30, 2004. Net loss as a percentage of net sales for the nine months ended September 30, 2005 was 8.9%, compared to a net loss of 5.3% for the nine months ended September 30, 2004. Our net loss is primarily due to the costs associated with the development of our facilities and new product lines, which more than offset the increased net revenue and gross profit resulting from such activities, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2005, we had cash balances of $72,904, working capital of $143,633 and an accumulated deficit of ($1,468,592). Working capital decreased $93,562 for the nine months ended September 30, 2005. In addition, we incurred a net loss of $385,053 for the nine months ended September 30, 2005.

         Net cash flow used by operating activities was ($442,411) and ($249,981) for the nine months ended September 30, 2005 and 2004, respectively. The increase in cash used in operations was primarily due to our decision to increase our inventory levels in order to improve our ability to service our local customers and an increase in accounts receivable resulting from the expansion of our business.

         We have financed our operations primarily through the issuance of equity securities, through short-term borrowings from our shareholders and through cash generated from operations. In our opinion, we do not expect to have sufficient working capital to fund our current operations and may need to raise at least $200,000 in additional capital over the next twelve months. However, market conditions and their effect on our liquidity may restrict our use of cash, and require us to borrow or raise additional funds. Our future cash requirements are expected to depend on numerous factors, including, but not limited to: (a) the ability to grow our sales to our current customer base, (b) the ability to increase our gross margins and gross profits, (c) the ability to generate positive cash flow from operations, and the extent thereof, (d) the ability to raise additional capital or obtain additional financing, and (e) economic conditions. In the event that sufficient funding is not available externally, we may need to seek additional financing from our directors and shareholders. Such persons are under no contractual obligation to provide any funds. We currently have no credit facility for additional borrowing. There is no assurance that we will be able to generate enough funds from either operations or equity/debt financing to sustain us in the future.

         During the first nine months of 2005, we purchased $105,871 of fixed assets. Also, we borrowed $157,778 from Joseph Aslan, our President, Chief Executive Officer, Director and principal shareholder, and Sy Aslan, one of our Directors, to fund working capital.

INFLATION

         We believe that inflation has generally not had a material impact on our operations. However, our freight expenses were affected by the recent rise in gasoline prices.

OFF-BALANCE SHEET ARRANGEMENTS


         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, cash flows, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

SEASONALITY

         The beverage production and beverage distribution industries are characterized by significant seasonal variations. Historically, a significant portion of our beverage sales have been realized during the month of December and the months of May through September, and levels of net sales and net earnings have generally been significantly lower during the period from October through April, excluding December. We expect our net sales and operating results from our beverage production and distribution to continue to be affected by these seasonal fluctuations. Our net sales from beverage production and distribution activities currently account for approximately 1.5% of our net sales. As our distribution operations have and continue to generate a larger portion of our net sales, we expect the seasonal effects of our beverage sales on our overall net sales to be reduced. Our revenues may also experience substantial variations as a result of a number of other factors, such as consumer preferences and introduction of competing products by competitors, as well as limited time promotional pricing and other offers made by retailers that do not carry our products. There can be no assurance that we will achieve consistent growth or profitability on a quarterly or annual basis.

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

OUR FINANCIAL STATEMENTS INCLUDE A CONCERN RAISED BY OUR INDEPENDENT AUDITORS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our independent auditors raised a concern in their report on our financial statements for fiscal year 2004 about our ability to continue as a going concern. Our auditors have stated that due to our lack of profitability, there is "substantial doubt" about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining additional capital and generating positive cash flow from operations. The uncertainty about our ability to continue as a going concern may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

WE HAVE HAD LOSSES AND SUCH LOSSES MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

         We had a net loss of ($81,780) for the three months ended September 30, 2005 and a net loss of ($385,053) for the nine months ended September 30, 2005. There can be no assurance that we will be profitable in the future. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue to expand our revenues, and increase our gross profit and operating margins.

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

A LOSS OF OUR LARGEST SUPPLIER OR ANY REDUCTIONS IN SUPPLIES WE RECEIVE FROM OUR LARGEST SUPPLIER COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

         For the quarter ended September 30, 2005, purchases from MountSpil amounted to $61,222, or 4.7%, of our total purchases of inventory and for the nine months ended September 30, 2005, purchases amounted to $474,578, or 11.7%, of our total purchases of inventory. At September 30, 2005, the amount due to this supplier was $50,770. MountSpil supplied us with packaged goods and food items at prices which we believe were competitive and we believe this helped us compete effectively against our larger competitors. We now purchase most of these supplies directly from the manufacturers thereof. The loss of these supplies and/or reduction of supplies provided to us for any reason could undermine our ability to compete and could have an adverse impact on our financial condition and results of our operations.

IF WE ARE UNABLE TO IMPROVE OUR GROSS MARGIN WE MAY NEVER ACHIEVE PROFITABILITY.

         The food and beverage production, and the food, beverage and HBA distribution industries, are highly competitive. Our gross profit margin decreased to 14.5 % for the nine months ended September 30, 2005 from a gross profit margin of 22.5% for the nine months ended September 30, 2004. Our decline in gross profit margin was primarily caused by an increase in our revenues attributable to distributing third-party products, on which we generally recognize a smaller gross margin. We initially purchase new product lines in smaller quantities while we test the market for these new products. Our gross margin on these products were particularly lower because we anticipate that as certain new product lines succeed, we will be able to obtain these products at a lower cost, due to larger volume orders that we anticipate we will be able to purchase, and this is expected to have a positive impact on our gross margins. Should we not be able to improve our gross margin on these new product lines, our profitability will suffer. There can be no assurance that we will be able to increase our gross margins, and if we fail to increase our gross profit we would not expect to be profitable.

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

OUR INTERNATIONAL OPERATIONS EXPOSE US TO NUMEROUS RISKS.

         Currently, we import various lines of specialty foods and HBA products from Canada, Mexico, Argentina, Honduras, Greece, Turkey, Israel, Egypt, Oman, China and India. Net sales of these imported items represented approximately 25% of our net sales in fiscal year 2004 and approximately 25% for the nine months ended September 30, 2005. We also export over-the-counter pharmaceutical and HBA products to Europe and the Middle East. Net sales of our exports amounts to approximately 3% of our net sales in fiscal 2004 and approximately 3.9% in the first nine months of 2005. We are subject to a number of factors which may impair our current or future international opportunities. These include:

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

         As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-QSB filed with the SEC. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures, as of September 30, 2005, are effective in timely alerting them to material company information required to be included in our periodic filings with the Securities and Exchange Commission. The design of any system of control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated purpose under all potential future conditions. As of the date of this evaluation, there were no changes in our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting.

              The Company did not timely file its quarterly report on Form 10-QSB for the three and nine month periods ended September 30, 2005 with the Securities and Exchange Commission. Additional time was required to complete the requisite financial data and other narrative information necessary to enable it to complete such report, as a result of a month-long absence for personal reasons of the Company's officer who processes the financial data and other information necessary in order to prepare its quarterly reports on Form 10-QSB.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS
-------------------------

         None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
--------------------------------------------------------------------

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

         None.

ITEM 5. OTHER INFORMATION.
--------------------------

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

Exhibit No.   Description
-----------   -----------
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

Dated:  December 2, 2005

                                 ICY SPLASH FOOD & BEVERAGE, INC.



                             By:   /s/ Joseph Aslan
                                 ----------------------------------------
                                 Joseph  Aslan
                                 President, Chief Executive Officer and Director (Principal Executive Officer)



                             By:   /s/ Charles Tokarz
                                 -----------------------------------------
                                 Charles Tokarz
                                 Chief Financial Officer and Director
                                 (Principal Accounting Officer)